Form 10-K
period 2010-12-31
YELLOW7, Inc
filed 2011-03-31
CIK 1499618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number:  333-170578

Yellow7, Inc.
(Exact name of registrant as specified in its charter)

Texas	61-155055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 Hardwicke Lane
Little Elm, Texas 75068
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (972) 731-6720 ext 305

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock at $.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer  ☐                                                                                 Accelerated filer  ☐
           Non-accelerated filer     ☐                                                                                Smaller reporting company  ☑
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes G No ☑

On December 31, 2010 there were 40,200,000 shares of the registrant’s Common Stock issued and outstanding and held by approximately 27 shareholders, two of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

Yellow7, Inc

FORM 10-K

For The Fiscal Year Ended December 31, 2010

 Explanatory Notes

In this Annual Report on Form 10-K, Yellow7, Inc is sometimes referred to as the “Company”, “we”, “our” or “us” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1.  Business.

Background

Yellow7, Inc., an operating company, was initially organized as a limited liability company (Yellow7, LLC) under the laws of the state of Texas on February 26, 2007.  On July 13, 2010, the Company converted to a corporation in the same jurisdiction.

Yellow7 has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings. Since becoming incorporated, Yellow7 has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.  Yellow7 is not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since it has a specific business plan or purpose and is currently operational.
Since our inception, we have been engaged in business activities, including researching the industry, developing our advertising platforms, performing due diligence regarding potential customers most suitable for our Yellow7 services and identifying future business platforms.

Currently, Yellow7 has two officers and directors who have assumed responsibility for all planning, development and operational duties. Other than the officers and directors, there are 3 employees at the present time.  We do anticipate hiring employees when the need arises.

Yellow7 has no intention to engage in a merger or acquisition with an unidentified company nor does management intend to use the Company, once reporting as a vehicle for a private Company to become a reporting company.  We may pursue strategic acquisitions that compliment our current business model within the advertising industry which may allow us to expand our activities and capabilities.
Yellow7’s fiscal year end is December 31.

Business of Issuer

We formed our Company for the purpose of becoming an on-line advertising, marketing and web application firm.

Our services are in the U.S. under the brand name Yellow7, Inc.  Our services, while not technically difficult to provide, must be continually developed to provide our clients the most current platforms. Moreover, there are a multitude of competitive advertising firms already in the marketplace.

Industry Background

With technological advancements in the telecommunications industry, Internet marketing techniques have grown significantly. Internet marketing is also referred to as i-marketing, web-marketing, online marketing or e-marketing where companies market their products or services over the Internet. The Internet has brought media to a global audience. The interactive nature of Internet marketing in terms of providing instant responses and eliciting responses are unique qualities of the medium. Internet marketing is broad in scope because it also includes e-mail, mobile  media, and management of digital customer data and electronic customer relationship management. Internet marketing ties together creative and technical aspects of the Internet including design, development, advertising and sales.

The worldwide Internet provides it users with the following:

•	communication with information
•	communication with others
•	communication with retailers
•	communication with physicians
•	communication with entertainment.

Our management team believes that online ad spending will increase in the future as more and more companies are online and more and more consumers are going online to purchase products and services.  The Company currently provides its services to a national client list.

Our Services

We are an interactive, full service, online marketing company that provides companies in various sectors with online marketing and advertising services. These services include the following:

Website Design

Website Design, not to be confused with Website Development, is the skill of creating content presentations delivered to the end-user via the Internet through a web browser, mobile browser, web application, or some other web-enabled software such as Internet television clients. Website Design is the actual conceptualization, graphical representation and creation of the layout (or pages) that will be programmed under the Website Development process.

Website Development

Website Development is the process by which a programmer will convert the graphical representation of the website into an actual functioning website. The programmer will use a myriad of programming technologies depending on how the website is intended to be viewed or used. Development technologies include PHP, ASP, JavaScript, ColdFusion, Flash, CSS, HTML, XHTML and XML to name a few.

Mobile Design/Development

End-user online access to information continues to move toward more portable devices like cell phones and tablet PCs (ie: iPad). In order for the media to display correctly on these new technology devices, the website designer and website programmer must work within the aspect ratios and interface limitations of each device. Considerations include load times, display size and device-specific programming language limitations. Mobile designers must take into account how their designs will be viewed by the ever expanding cell phone and smart phone market. Mobile development is the process by which the specific device designs are converted into actual mobile-friendly websites.

Mobile Application Development (APPS)

The trend with mobile access to information continues to move toward smart phone technology. Smart Phones (ie: iPhone) are mobile devices which have more of the traditional web features of desktop and laptop computers. These Smart Phones also make use of Mobile Applications (otherwise known as “apps”) to further enrich the end-user experience. Mobile Applications include everything from games and music to financial and business tools. With the introduction of “tablet PCs” such as the iPad, the various Mobile Application markets have expanded to work on these devices as well. Mobile application development is the process by which an application designer and application developer work together to create device-specific applications which can operate in large part without the need for constant Internet connection.

Website Application Development

A Web application is an application that is accessed over a network such as the Internet or an intranet and is popular due to the ubiquity of web browsers, and the convenience of using a web browser as a client, sometimes called a thin client. The ability to update and maintain web applications without distributing and installing software on potentially thousands of client computers is a key reason for their popularity, as is the inherent support for cross-platform compatibility. Common web applications include webmail, online retail sales, online auctions, wikis and many other functions.

Paid Search Marketing

Paid Search Marketing is where an advertiser pays to have their advertisement displayed on the SERPs (Search Engine Results Pages). The advertiser pays each time the ad is clicked or for a predetermined amount of impressions (views). Advertisers routinely work with an agency to manage their advertising accounts on the various networks. The agency will research which keywords best convert for the advertiser’s industry and will develop ad campaigns designed to garner a high click to impression ratio. The agency monitors the advertiser’s budget and conversion rates making adjustments according to click through rates and the constantly changing keyword search habits of consumers.

Media Planning / Buying

There are many avenues available by which a company can advertise on the web. Advertisers can display banner ads, sponsor email newsletters, paid search marketing, video distribution, online public relations, social media, and podcasts to name a few. The strategy to determining how best to spend an advertiser’s budget and on what mediums support the best R.O.I. falls on the shoulders of the Media Planner/Buyer. The Media Planner/Buyer will work with the design and development team to create the advertising pieces necessary for each ad platform and will then negotiate with the website owners, search engine companies, video distribution networks, etc. to have the ad campaigns facilitated and distributed across their networks.

Banner Advertising and Rich Media Banner Advertising

Rich media banner advertising refers to online advertising that makes use of a range of interactive digital media including streaming video and audio. The ads usually change as the end-users mouse passes over or without any actual user interaction such as on page load or after a specific period of time.

Social Media Marketing / Optimization

Social Media Marketing is similar to Paid Search Advertising/Marketing only instead of advertising to the visitors on the search engine website (such as Google, Bing or Yahoo), advertising is displayed to the members of the social community (such as Facebook or MySpace) and is often customized to the actual member’s demographics, sex, age and characteristics. Search engine marketing is almost solely keyword focused where social media advertising strives to display advertising that specific groups are more likely to convert.

Search Engine Optimization (SEO)

Search Engine Optimization is the process whereby a website is constructed or altered to best achieve high rankings for a keyword or group of keywords determined by the end-user the website is seeking to attract. Search Engine Optimization (or SEO) includes the choice of keywords used in the text paragraphs and the placement of those words on the page, as well as website speed, accessibility, and proper use of “tags”. Search engines use different criteria for ranking pages, and those criteria are periodically changed.

Email Marketing

Email Marketing is the closest form of online direct mail. Instead of the advertising piece arriving in your home’s mailbox, it is instead delivered digitally to your email inbox. Website owners incentivize their website visitors to join a list (ie: Newsletter List) to receive special offers, news, discounts, etc. Website owners then send targeted email messages (advertisements) to this list with offers for goods or services. Email Marketing continues to have one of the largest conversion rates of all forms of online advertising.

Reputation Management

Reputation management is the process of tracking an entity’s actions and opinions about that entity, reporting on those actions and opinions, and then reacting on that report to interject a positive response. Online Reputation Management is the practice of monitoring an entity’s reputation (be that of a person, place, company, or group) on the Internet with a view to controlling perception of that reputation.

Mobile Marketing

Mobile Marketing is the distribution of any kind of promotional or advertising messages to customers through wireless networks. Mobile Marketing uses interactive wireless media to provide customers with time and location sensitive, personalized information that promotes goods, services and ideas. Mobile Marketing can occur via SMS (short message service), MMS (multimedia message service), MWM (mobile web marketing), Mobile Marketing via Bluetooth, In-Game Mobile Marketing, or LBS (Location-based Services).

Flash Design & Development

Rich media advertising is primarily created and displayed using Adobe Flash. This software allows for interactive banner advertising, motion graphics, video display, end-user interaction, tracking and reporting. In addition, Flash can be used to build interactive elements on websites, kiosks, in-store signage and more.

Internet Properties

Internet Properties refer to related business endeavors created from a need identified via the primary operations of the parent company. For example, YELLOW7 has developed several Internet Properties using in-house talent and technologies such as a vacation rental property listing service, online press release collection and distribution service, and several niche directory websites.

Over the last few years, we have worked with hundreds of companies. They include Honda, Nextel, Travelocity, The Washington Redskins, DATCU Credit Union, Destaco, Robohand, Metl-Span, Bank of America, Siplast, Travelweb, and Ziering Medical, to name a few.  This list is a representative sample and none of our clients represent more than 10% of our revenues for any fiscal year or interim period.

In 2011, we intend to expand our current operations into the healthcare market based upon our current portfolio of medical clients. We also intend to expand our mobile division to include mobile application development (iphone, Droid, Blackberry, etc.).

The Market

Internet marketing is relatively inexpensive when compared to the ratio of costs against the reach of the target audience. Companies can reach a wide audience for a small fraction of traditional advertising budgets. The nature of the medium allows consumers to research and purchase products and services at their own convenience. Therefore, businesses have the advantage of appealing to consumers in a medium that can bring results quickly. The strategy and overall effectiveness of marketing campaigns depend on business goals and cost-volume-profit (CVP) analysis.

Internet marketers also have the advantage of measuring statistics easily and inexpensively. Nearly all aspects of an Internet marketing campaign can be tracked, measured, and tested. The advertisers can use a variety of methods: pay per impression, pay per click, pay per play, or play per action. Therefore, marketers can determine which messages or offerings are more appealing to the audience. The results of campaigns can be measured and tracked immediately because online marketing initiatives usually require users to click on an advertisement, visit a website, and perform a targeted action. Such measurement cannot be achieved through billboard advertising, where an individual will at best be interested, then decide to obtain more information at a later time.

Because exposure, response and overall efficiency of Internet media are easier to track than traditional off-line media – through the use of web analytics for instance – Internet marketing can offer a greater sense of accountability for advertisers.  Marketers and their clients are becoming aware of the need to measure the collaborative effects of marketing (i.e., how the Internet affects in-store sales) rather than soloing each advertising medium. The effects of multi-channel marketing can be difficult to determine, but are an important part of ascertaining the value of media campaigns.

Marketing Strategy

Our strategic marketing plan is to develop a professional business relationship with each of our clients. We will analyze each client’s respective needs and tailor a marketing program designed to elicit the most favorable response in the market.  We will utilize our various platforms to meet the requirements of our clients and will provide flexibility in our marketing design.

Competition

Competition in the online advertising industry is intense. Our competition is any company that provides one or more of our company’s core service offerings. Competition includes Advertising Firms, Public Relations Companies, Web Design Companies, Graphic Design Companies, Search Engine Optimization Firms and Pay Per Click Management Firms. We consider competitors that operate in one or more of these categories to include American Eagle, The Richards Group, Level Ten Design, Bruce Clay, Inc., eVisibility and iProspect. YELLOW7’s competitive advantage is that we offer a more full range or suite of services than most of our typical competitors. Companies seeking one service, such as web design, often require additional services which we provide that most web design-only firms do not.

Many of our competitors are larger and have greater financial resources than we do. Accordingly, we must rely on our innovative marketing platforms to gain market share in the industry.  Currently we do not have a dependence on one or a few particular customers. Our diversified clientele helps stabilize our operations.

Government Regulation

Current governmental regulations in place are geared toward protecting consumers’ rights and privacy. As a result, we have put into place safeguards for online marketing campaigns pertaining to: Trademarks, Copyrights  and Privacy.  In addition, online marketing via email requires compliance with the federal CAN SPAM act.  The CAN SPAM Act regulates the way email campaigns are conducted.  The Company’s operations are not directly affected by this Act because a third party company will be contracted to implement such a campaign.  Individuals have the ability to opt in or opt out in connection with the receipt of such promotional material.   Other than regulations incidental to all business, the Company is not subject to any particular government regulation that would or could materially impact the Company’s business.   The costs associated with these requirements add to our cost of services provided.

Employees

Other than our officers and directors, there are 3 employees of the Company.  Our officers and directors intend to do whatever work is necessary to increase revenues from operations.  Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization.

Board Committees

Yellow7 has not yet implemented any board committees as of the date of this Prospectus.

Directors

There is no maximum number of directors Yellow7 is authorized to have. However, in no event may Yellow7 have less than one director. Although the Company anticipates appointing additional directors, it has not identified any such person(s).

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company currently maintains its principal offices at 104 Hardwicke Lane, Little Elm, Texas 75068. The Company pays $3,095.99 each month for the corporate office.  The building is owned by Jason Burgess, the Company’s president and the payment amount reflects the monthly mortgage payments.  Management believes the amount is reasonable for the space occupied by the Company.

Yellow7's management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. Yellow7 does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any pending or threatened litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2010.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has not been approved for quotation or trading and, accordingly, a public trading market for our shares of common stock has not yet commenced and no shares of our common stock have been traded.  There can be no assurance that such a public trading market will develop, or, if such a trading market is developed, that it can be maintained with liquidity.  On December 31, 2010 there were 27 registered holders of our common stock.  Shares not registered do not qualify for an exemption are restricted from resale under Rule 144 of the Securities Act of 1933, as amended.

Dividends

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.
Recent Sales of Unregistered Securities

During the past year, Yellow7, Inc. issued the following unregistered securities in private transactions:

The Company has issued 10,000 shares of its common stock in private transactions for total consideration of $2,500. The shares were issued from July 2010 to August 2010. The Company believes that the issuance was exempt from registration pursuant to Rule 504 of Regulation D or Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.  The Company’s two officers and directors purchased a total of 35,200,000 shares as founders shares for $.0001 per share.  The Company issued seven individual  shares at $.01 per share  based on contributions made to the Company as follows:

Name: Service Provided	Shares Issued Value Date Issued
Russell Laurin – Corporate Development	750,000 $ 7,500 July, 2010

Mark Neisman – Systems Analyst	850,000 $ 3,500 July, 2010

Anthony Zapata – Marketing Consultant	550,000 $ 5,500 July, 2010

Charles Fairchild - General Contractor	549,000 $ 5,490 July, 2010

Joseph Price – Corporate Development	400,000 $ 4,000 July, 2010

Ashley Wood – Sales Trainer & Consultant	1,500,200 $15,002 July, 2010

Richard Stafford – IT Specialist / Systems Administrator	400,000 $ 4,000 July, 2010

Item 6.  Selected Financial Data.

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the year ended December 31, 2010, and for the period December 31, 2009, together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.

	Year Ended December 31, 2010	Year ended December 31, 2009
Statement of Operations Data:
Revenue:	$701,603	$620,489

Expenses:
General and administrative	$514,133	$309,414
Depreciation	28,366	$22,357

Total expenses	$542,499	$331,771

Net (income)	$99,343	$161,587

Basic and diluted net income per share	$0	N/A
Weighted average number of common shares outstanding	40,207,791	N/A

Balance Sheet Data:	As of December 31, 2010	As of December 31, 2009
Cash and cash equivalents	$12,021	$8,955
Total assets	$154,177	$180,446
Total long-term liabilities	$80,609	$104,576
Total liabilities	$201,594	$191,326
Total shareholders’ equity	$154,177	$180,446

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with (i) our financial statements for the years ended December 31, 2010 and  December 31, 2009 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The statements in this report include forward-looking statements.  These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers;  and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates and conditions in the advertising industry in particular; and, the continued employment of our key personnel and other risks associated with competition.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings.  We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are an operational company, incorporated as a limited liability company on February 26, 2007 and converted to a corporation on July 13, 2010.  We have generated revenues and expect to generate increased revenues in the foreseeable future.  See “Description of Business” contained herein.

Our Officers and Directors are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission which ultimately could cause you to lose your investment.

Since incorporation, the Company has financed its operations through private investment.  We will continue to raise expansion capital through private placement or debt financing.  As of December 31, 2010, we had revenues of $701,603 and had total expenses of $542,499 as compared to revenues of $ $620,489 and expenses of $331,771 for the period December 31, 2009. As of December 31, 2010 we had net income of $99,343 as compared to net income of  $161,587 for the period ended December 31, 2009.

Results of Operations

As of December 31, 2010, the Company reported an increase in revenues compared to the period ended December 31, 2009.

As of December 31, 2010 we have experienced an increase in business; however, we have experienced slower payment of accounts receivables from our clients based on the economic environment.  Management expects that slow payments on accounts receivables will decrease as the economy continues to strengthen as indicated by a recent increase in corporate profits.  We further expect our business to grow as corporate profits increase based on the fact that many businesses’ profits are advertising driven.

To date, the Company has successfully implemented its business plan and is attempting to secure additional funding to continue the expansion process into the medical and mobile industries. The Company intends to continue developing its own internet properties including lead generation websites, social communities, and directory services targeting specific industries. Management believes there is a current trend for increased advertising and web development related services based upon recent increased corporate profits.   Most businesses rely on advertising of some sort to increase their respective revenue models.  Web development and on-line marketing services are the Company’s primary sources of revenue and management expects these numbers to increase as economic growth increases.  The following represents the approximate percentage of revenue attributed to each service provided by the Company for the period ended December 31, 2010.

•	Web Design (15%)

•	Web Development (15%)

•	Mobile Design/Development (5%)

•	Mobile Application Development (5%)

•	Website Application Development (10%)

•	Paid Search Marketing (5%)

•	Media Planning/Buying (2%)

•	Banner Advertising / Rich Media Advertising (5%)

•	Social media Marketing (5%)

•	Search Engine Optimization (20%)

•	Email Marketing (5%)

•	Reputation management (1%)

•	Mobile Marketing (2%)

•	Flash Design/Development (5%)

The Company’s ability to expand operations is somewhat dependent upon capital to hire additional sales representatives without additional capital. If Yellow7 does not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing. Yellow7 can not assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.

Yellow7 management may incur software development costs within the next 12 months.

Yellow7 currently does not own any significant plant or equipment that it would seek to sell in the near future.

Yellow7 management anticipates hiring employees or independent contractors over the next 12 months as needed. Currently, the Company believes the services provided by its officers and directors appear sufficient at this time.

The Company has no plans to seek a business combination with another entity in the foreseeable future, however, may entertain strategic acquisitions in the marketing and advertising sector which compliment its business plan.

Liquidity and Capital Resources

We believe we need to raise additional capital to supplement our business expansions.  The Company’s minimum capital requirements for the next twelve (12) months is $250,000.  With current revenues, the Company is able to continue business operations and with $200,000, the Company will be able to implement its expansion model.   An additional estimated $50,000 will be required to meet the reporting requirements of the Company once this Registration Statement has been completed.  Any funding received over and above the estimated $50,000 in reporting requirements will accelerate the implementation of our expansion primarily by enabling us to hire additional sales representatives and to pay software development costs.   The Company plans to raise these funds through either debt or equity financing.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on us.  We believe we can absorb most, if not all, increased non-controlled operating costs by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2010:

Cash and cash equivalents	$12,201
Total assets	$154,177
Total liabilities	$201,594
Total shareholders’	$154,177

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities for the period ended December 31, 2010.  Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of December 31, 2010.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities.  Net cash provided by financing activities for the period December 31, 2009 through December 31, 2010 was $2,500, which relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended.

Intangible Assets

There were no intangible assets during the period December 31, 2009 through December 31, 2010.

Material Commitments

There were no material commitments for the period December 31, 2009 through December 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. We have no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from December 31, 2009 through December 31, 2010.

Income Taxes

The Company accounts for income taxes as outlined in ASC 740 “Income Taxes”, which was previously Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

Share Based Payments
(included in ASC 718 “Compensation-Stock Compensation”)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

The Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the share-based payments.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are not subject to risks related to foreign currency exchange rate fluctuations.

Our functional currency is the United States dollar. We do not transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Yellow7, LLC

We have audited the accompanying balance sheets of Yellow7, Inc. (formerly Yellow7, LLC), as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yellow7, Inc. (formerly Yellow7, LLC) as of December 31, 2010 and 2009, and results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ David A. Aronson, CPA, P.A.
-------------------------------------
David A. Aronson, CPA. P.A.

North Miami Beach, Florida
March 30, 2011

Yellow7, Inc.
(Formerly Yellow7, LLC)
Balance Sheet
December 31, 2010 and 2009

ASSETS
	2010	2009
Current Assets:
Cash and cash equivalents	$12,021	$8,955
Accounts receivable, net of allowance of $3,500 and $3,500, respectively	20,342	37,311
Deferred tax asset - current	16,000	-
Total current assets	48,363	46,266

Furniture and Equipment, net	105,814	134,180

	$154,177	$180,446

LIABILITIES AND MEMBERS'/SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses	$97,593	$61,918
Loans payable - current portion	23,392	24,832
Total current liabilities	120,985	86,750

Non-current Liabilities
Loans payable - net of current portion	80,609	104,576
Total non-current liabilities	80,609	104,576
Total liabilities	201,594	191,326

Members'/Stockholders' Equity (Deficit):
Common stock, $0.0001 par value; 100,000,000 shares authorized,
40,210,000 shares issued and outstanding	4,021	-
Additional paid in capital	2,499	-
Members' Equity (Deficit)	-	(10,880)
Retained Earnings (Deficit)	(53,937)	-
	(47,417)	(10,880)

	$154,177	$180,446

Yellow7, Inc.
(Formerly Yellow7, LLC)
Statements of Operations
For the Years Ended December 31, 2010 and 2009

	For the Year Ended December 31,

	2010	2009

Revenue, net	$701,603	$620,489

Cost of sales
Contract labor	47,176	76,905
Other costs of sales	28,585	28,268
Total cost of sales	75,761	105,173

Gross profit	625,842	515,316

Operating expenses:
Advertising	19,777	10,886
Provision for bad debts	15,505	25,023
Depreciation	28,366	22,357
Rent	45,775	50,920
Officers' compensation	130,261	-
Salaries	106,407	84,832
Telephone	18,098	23,673
Other	178,310	114,080
	542,499	331,771

Net income before other income and expenses	83,343	183,545

Other income and (expenses)
Income tax benefit	16,000	-
Loss on disposal of fixed assets	-	(21,958)
	16,000	(21,958)

Net income	$99,343	$161,587

Net income per common share - Basic and
fully diluted	$0.00	115

Weighted average number of shares
outstanding - Basic and fully diluted	40,207,791	140,238

Pro-forma disclosure of provision for income taxes:
Provision for income taxes	$(19,000)	$(70,000)

Pro-forma net income	$80,343	$91,587

Pro-forma disclosure of net income per common
share - Basic and fully diluted	$0.00	$0.00

Pro-forma weighted average number of shares
outstanding - Basic and fully diluted	40,200,000	40,200,000
Pro-forma net income per common share - Basic and
fully diluted	$0.00	$1.15

Yellow7, Inc.
(Formerly Yellow7, LLC)
Statement of Stockholders' Equity (Deficit)
December 31, 2010

			Additional Paid in Capital	Members' Equity (Deficiency)	Retained Earnings (Deficiency)	Total Stockholders' Deficiency

	Common Stock
	Shares	Amount
Balance - January 1, 2009	-	$-	$-	$41,590	$-	$-
Distributions	-	-	-	(214,057)	-	-
Net income	-	-	-	161,587	-	-
Balance - December 31, 2009	-	-	-	(10,880)	-	-

Net income for the period from
January 1, 2010 through July 13, 2010	-	-	-	170,821	-	-
Distributions				(142,400)	-	-
Conversion from Limited Liability
Company to Corporation	-	-	-	(17,541)	17,541	17,541
Sale of stock for cash	40,200,000	4,020	-	-	-	4,020
Sale of stock for cash	10,000	1	2,499	-	-	2,500
Net loss for the period from July 14,
2010 through December 31, 2010	-	-	-	-	(71,478)	(71,478)
Balance - December 31, 2010	40,210,000	$4,021	$2,499	$-	$(53,937)	$(47,417)

Yellow7, Inc.
(Formerly Yellow7, LLC)
Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net income	$99,343	$161,587
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation expense	28,366	22,357
Accounts receivable	16,969	28,247
Deferred tax asset - current	(16,000)	-
Accounts payable and accrued expenses	35,675	2,369
Loss on disposal of equipment	-	21,958
Net cash used by operating activities	164,353	236,518

Cash flows from investing activities:
Purchase of equipment	-	(138,195)
Net cash provided by investing activities	-	(138,195)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,520	-
Distributions to members	(142,400)	(214,057)
Loans payable	(25,407)	96,620
Net cash provided by financing activities	(161,287)	(117,437)

Net increase in cash	3,066	(19,114)
Cash at beginning of period	8,955	28,069
Cash at end of period	$12,021	$8,955

Supplemental cash flow information:
Cash paid during the period for:
Interest	$17,555	$17,170
Income taxes	$-	$-

Yellow7, Inc.
(Formerly Yellow7, LLC)
Notes to Financial Statements
December 31, 2010 and 2009

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Yellow7, Inc. (the "Company") was organized in Texas in January 2008 as a limited liability company.  Prior to that date the Company was organized as a general partnership.  On July 13, 2010 the Company's' equity structure was converted to that of a corporation.  The Company provides software development and web development services to the general public.

Revenue Recognition
In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Although the Company provides numerous services to its clients the majority of the Company's revenue is derived from website design and development and search engine optimization.  Revenue is recognized at the time the product is delivered or the services are performed.  Provision for sales discounts and allowances will be estimated based on the Company's historical experience.  Revenue is presented net of discounts and allowances.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable.  The Company minimizes its credit risk by performing credit evaluations of its customers' financial condition.  The Company maintains an allowance for doubtful accounts based upon expected collectability.

Accounts Receivable and Allowance for Doubtful Accounts
An allowance for uncollectible accounts is estimated and recorded based on the Company's historical bad debt experience and on management's judgment.  The allowance for uncollectible accounts at December 31, 2010 and 2009 was $3,500 and $3,500, respectively.

Furniture and Equipment
Furniture and equipment are stated at cost.  Maintenance, repairs and minor renewals are expensed as incurred.  Furniture and equipment that is retired or sold, and the related gain or loss, if any, is taken into income currently.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

The estimated useful lives for computing depreciation are:

Equipment and vehicles	5 - 10 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	5 years

Yellow7, Inc.
(Formerly Yellow7, LLC)
Notes to Financial Statements
December 31, 2010 and 2009

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments
The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturities of those instruments.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid equity instruments with a maturity of three months or less to be cash equivalents.

Advertising
The Company expenses advertising as incurred. Advertising expenses for the years ended December 31, 2010 and 2009 were $19,777 and $10,886, respectively.

Income Taxes
Until July 12, 2010 the Company was a limited liability company, and therefore was not subject to income tax, as any income or loss was included in the personal returns of the individual members.  Accordingly, no provision was made for income taxes in the financial statements through that date.  On July 13, 2010 the Company converted its equity structure to that of a corporation at which time it became subject to income tax.

Subsequent to July 12, 2010, deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized.  Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

Yellow7, Inc.
(Formerly Yellow7, LLC)
Notes to Financial Statements
December 31, 2010 and 2009

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)
ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information.  A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

The statements of operations include pro-forma information that shows the tax expense for all periods shown as if the Company's equity structure had been that of a corporation as of January 1, 2009 (see Note 4).  Pro-forma information has also been included for income per common share (basic and fully diluted) and for the weighted average number of shares outstanding (basic and fully diluted) as if the Company had issued the initial 40,200,000 shares on January 1, 2009.

Segment Information
The Company follows Accounting Standards Codification ("ASC") 280, "Segment Reporting".  The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 - "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements".  This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods.  Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy, separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis, and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities.  The Company adopted the provisions of this guidance, as of January 1, 2010, with no material impact to the financial statements.

Yellow7, Inc.
(Formerly Yellow7, LLC)
Notes to Financial Statements
December 31, 2010 and 2009

Note 2. FURNITURE AND EQUIPMENT

Major classifications of furniture and equipment as at December 31, 2009 and 2008 are as follows:

	2010	2009
Vehicles	$138,195	$138,195
Equipment	21,154	21,154
Furniture and fixtures	9,070	9,070
	168,419	168,419
Accumulated depreciation	(62,605)	(34,239)
	$105,814	$134,180

Depreciation expense for the years ended December 31, 2010 and 2009 was $28,366 and $22,357, respectively.

Note 3. LOANS PAYABLE

At December 31, 2010 and 2009, the Company was obligated for the following loans:

	2010	2009
10.99% Loan payable due in 60 equal monthly installments of $1,081 through March 2014; secured by vehicle

	$35,290	$43,861

10.99% Loan payable due in 60 equal monthly installments of $1,000 through March 2014; secured by vehicle

	32,654	40,585

10.50% Term loan payable due in 61 equal monthly installments of $623 through October 2011

	2,970	9,851

8.00% Loan payable due in 144 equal monthly installments of $383 through October 2020; secured by motor home

	33,087	35,111
	104,001	129,408
Less current portion	(23,392)	(24,832)
	$80,609	$104,576

Yellow7, Inc.
(Formerly Yellow7, LLC)
Notes to Financial Statements
December 31, 2010 and 2009

Note 3. LOANS PAYABLE (continued)

Future minimum maturities of long term debt are as follows:

Year	Amount
2010	$23,392
2011	22,717
2012	25,272
2013	8,637
2014	2,767
Thereafter	21,216
$104,001

Note 4. STOCKHOLDERS' EQUITY

In July 2010, when the Company changes its equity structure to that of a corporation it issued 40,200,000 shares of common stock at par value for cash.

In August 2010 the Company issued 10,000 shares of common stock at $0.25 for cash.

Note 5. RELATED PARTY TRANSACTIONS

In November 2006, the Company signed a five year lease for its offices with a managing member of the Company.  The lease, which terminates in October 2011 calls for monthly rental payments of $3,337.  Rent expense for the years ended December 31, 2010 and 2009 was $44,253 and $37,443, respectively.

Future minimum annual rentals under the terms of this lease are as follows:

Year	Amount
2010	$33,370

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2010, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of March 29, 2011.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2010, but not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of March 31, 2011 is as follows:

Executive Officers and Directors

Name	Age	Office	Since
Jason Burgess	37	Chief Executive Officer, Treasurer, Director	Inception
Jon Burgess	40	Chief Operating Officer, Secretary, Director	Inception

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officers and directors.  Jason Burgess and Jon Burgess are brothers.

Jason Burgess is the CEO, Treasurer and Director of YELLOW7 and during the last ten (10) years, has provided leadership to position the Company at the forefront of the online advertising and marketing industry. Developing strategic initiatives to advance the Company’s mission and objectives, his main focus is on the promotion of revenue, profitability and growth for the organization. He continues to expand Yellow7’s service offerings in response to various needs for high-end, interactive media campaigns and engaging online marketing strategies. Jason brings a deep knowledge and expertise not only to an internal customer aspect, but also to the perspective of a client’s network infrastructure. Moreover, he is accustomed to taking intelligent risks with pragmatic expectations.

From 1997 until 2000, Mr. Burgess was employed by MCI/Worldcom where he gained valuable work experience.  He also served as an IT and administration specialist in the United States Marine Corps developing military Intranets and websites for process control and document management. Leading as many as 50 people in mission-critical projects, his valuable leadership and interpersonal traits continue to enable him to effectively communicate and build relationships with individuals at all corporate levels.

Jon Burgess, as the Chief Operations Officer, Secretary and Director, Jon oversees the Operations and Creative elements for Yellow7 Interactive.  Jon continues to cement the Company’s national reputation as one of the first creative development agencies to fully bundle all aspects of online services into strategic tools for business growth.  From 1999 to 2000, Mr. Burgess worked for advertising and P.R. Firms, Michael Burns and Associates and Bogart Advertising, Jon knows the importance of not only creating unique yet corporate advertising media, but also attracting profitable online searches and real revenue for the client.

Jon understands the critical aspect of recognizing industry trends and opportunities during their infancy period and quickly determining their relevancy to the Company’s core service offerings or value-added products.  Seeing the shift from print to Internet advertising over the past years, for example, led Jon to judiciously implement the technology and staff to expand into organic search marketing, reputation management, and paid search as marketing strategies for Yellow7’s clients. Now, with a forecast that points toward mobile application marketing and development, Jon readies the Company to produce solid and profitable results.

As a graduate from the University of North Texas with a Bachelor in Business Administration and a Minor in Entrepreneurship, Jon’s background also includes Information Technology Management as a liaison between the field and corporate offices for a worldwide engineering firm. His skills in business and project management, as well as communicating clearly to individuals of all experience levels, now lends itself to the streamlined, effective processes at Yellow7.

There are no acquisitions, business combinations, or mergers pending or which have occurred involving the Company. Presently, we have no plans, proposals, agreements, understandings or arrangements of any kind or nature whatsoever to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

Our Board of Directors does not have audit, compensation or nominating committees, and no determination has been made as to whether our directors qualify as “audit committee financial experts”, as defined in Item 407 of Regulation S-K.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past ten years, including:

1.
any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	engaging in any type of business practice; or

iii.	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.
being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	any Federal or State securities or commodities law or regulation; or

ii.
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11.   Executive Compensation.

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services performed for us during 2009 and 2010 in all capacities.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jason Burgess, CEO, Treasurer, Director	2009	106,850	Nil	Nil	Nil	Nil	Nil	Nil	106,850
	2010	94,700	Nil	Nil	Nil	Nil	Nil	Nil	94,700
Jon Burgess, COO, Secretary, Director	2009	107,207	Nil	Nil	Nil	Nil	Nil	Nil	107,207
	2010	113,200	Nil	Nil	Nil	Nil	Nil	Nil	113,200

Employment Agreements

We have not entered into any employment agreements with our executive officers.  Our decision to enter into an employment agreement, if any, will be made by our compensation committee.

Potential Payments Upon Termination or Change in Control

There were no potential payments or benefits payable to our named executive officers upon his termination of employment or in connection with a change in control.

Grants of Plan-Based Awards in 2010

We have not granted any plan-based awards to our named executive officers since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officers, as of December 31, 2010, our fiscal year-end.

Option Exercises and Stock Vested in 2010

Our named executive officers did not exercise any options, nor did any unvested shares of stock vest, during fiscal year 2010.  Our named executive officers do not have any stock options or unvested shares of stock of the Company.

Equity Incentive Plan

We expect to adopt an equity incentive plan. The purposes of the plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers, employees, consultants and non-employee directors will be eligible to participate in the plan.  We have not determined the amount of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Potential Employment Agreement and Benefits

We do not anticipating entering into an employment agreement at this time our officers and directors.
Potential Payments Upon Termination or Change in Control

As of December 31, 2010, there were no potential payments or benefits payable to our named executive officers upon their termination or in connection with a change in control.

Grants of Plan-Based Awards in 2010

We have not granted any plan-based awards to our named executive officers, since our inception.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to Yellow7 who own more than 5% of the outstanding common stock as of the date of this prospectus, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name of beneficial owner	Amount of beneficial ownership	Percent owned
Jason Burgess, Chief Executive Officer 104 Hardwicke Lane, Little Elm, TX 75068	17,600,000	43.77%
Jon Burgess, Chief Operating Officer 104 Hardwicke Lane, Little Elm, TX 75068	17,600,000	43.77%
All officers and directors as a group (2)	35,200,000	87.54%

The percent of class is based on 40,210,000 shares of common stock issued and outstanding as of the date of this prospectus.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Conflict of Interest

The current officers and directors of the Company currently devote full-time to the Company.  If a specific business opportunity becomes available, such person may face a conflict in selecting between our business interest and their other business interests.  The policy of the Board is that any personal business or corporate opportunity incurred by an officer or director of Yellow7 must be examined by the Board and turned down by the Board in a timely basis before an officer or director can engage or take advantage of a business opportunity which could result in a conflict of interest.

None of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect us:

•	The Officers and Directors;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;
•	Any relative or spouse of any of the foregoing persons who have the same house as such person.

There are no promoters being used in relation with this offering. No persons who may, in the future, be considered a promoter will receive or expect to receive any assets, services or other consideration from the Company.  No assets will be or are expected to be acquired from any promoter on behalf of the Company.

The Company pays $3095.99 each month for the corporate office.  The building is owned by Jason Burgess, the Company’s president and the payment amount reflects the monthly mortgage payments.  Management believes the amount is reasonable for the space occupied by the Company.

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained at www.sec.gov.

Item 14.   Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2009 and December 31, 2010.

	2009	2010
Audit Fees	$-0-	$17,500
Audit-Related Fees	-0-	-0-
Tax Fees	2000	1500
All Other Fees	-0-	-0-

Total Audit and Audit-Related Fees	$2000	$19000

Item 15. Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws, as currently in effect*
4.1	Specimen common stock certificate*
23.1	Consent of David A. Aronson, CPA, PA (filed herewith)
31.1	302 Certification – Jason Burgess (filed herewith)
32.1	906 Certification – Jon Burgess (filed herewith)
      __________

*	Previously filed with the SEC as exhibits on the registrant’s Form S-1for Registration of Securities on February 9, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2011.

YELLOW7, INC.

By:	/s/ Jason Burgess
Jason Burgess
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title

/s/ Jason Burgess	Principal Executive Officer
Jason Burgess	Treasurer and Director

/s/ Jon Burgess	Principal Financial Officer
Jon Burgess	Principal Accounting Officer
Secretary and Director

INDEX TO EXHIBITS

REPORT ON FORM 10-K

For the Year Ended December 31, 2010

PURSUANT TO ITEM 601 OF REGULATION S-K

Yellow7, Inc

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws, as currently in effect*
4.1	Specimen common stock certificate*
23.1	Consent of David A. Aronson, CPA, PA (filed herewith)
31.1	302 Certification – Jason Burgess (filed herewith)
32.1	906 Certification – Jon Burgess (filed herewith)
      __________

*	Previously filed with the SEC as exhibits on the registrant’s Form S-1for Registration of Securities on February 9, 2011.