Form 10-Q
period 2011-03-31
YELLOW7, Inc
filed 2011-05-16
CIK 1499618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number- 333-170578

YELLOW7, INC.
(Exact name of registrant as specified in the charter)

Texas	61-155055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

104 Hardwicke Lane, Little Elm, Texas	75068
(Address of principal executive office)	(Zip Code)

(972) 731-6720 ext 305
(Registrant's telephone number including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer G	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        As of May 2, 2011, there were 40,200,000 shares of the Registrant's common stock, $.0001 par value outstanding.

Table of Contents

Yellow7, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the Securities and Exchange Commission, or SEC, or in connection with oral statements made to the press, potential investors or others. All statements, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "expect," "estimate," "anticipate," "predict," "believe," "think," "plan," "will," "should," "intend," "seek," "potential" and similar expressions and variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

        Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the section entitled "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 31, 2011, in this report as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.

        Forward-looking statements speak only as of the date the statements are made. Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to update or revise forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. We caution you not to unduly rely on the forward-looking statements when evaluating the information presented in this report.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

        The financial statements of Yellow7, Inc. ("Yellow7" or the "Company") as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and March 31, 2010 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on March 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Yellow7, Inc.

We have reviewed the accompanying balance sheet of  Yellow7, Inc. (formerly Yellow7, LLC) as of  March 31, 2011, and the related statements of income, stockholders' equity, and cash flows for the three-months then ended. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ David A. Aronson, CPA, P.A.
-------------------------------------
David A. Aronson, CPA. P.A.

North Miami Beach, Florida
May 12, 2011

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Condensed Balance Sheets
March 31, 2011 and December 31, 2010

ASSETS
	March 31, 2011	December 31, 2010

	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,208	$12,021
Accounts receivable, net of allowance of $3,500 and $3,500, respectively	7,861	20,342
Deferred tax asset	18,000	16,000
Total current assets	29,069	48,363

Furniture and Equipment, net	98,935	105,814

	$128,004	$154,177

LIABILITIES AND MEMBERS' EQUITY

Liabilities:
Accounts payable and accrued expenses	$89,789	$97,593
Loans payable - current portion	24,832	23,392
Total current liabilities	114,621	120,985

Non-current Liabilities
Loans payable - net of current portion	72,395	80,609
Total non-current liabilities	72,395	80,609

Members' Equity (Deficit):
Common stock, $0.0001 par value; 100,000,000 shares authorized,
40,210,000 shares issued and outstanding	4,021	4,021
Additional paid in capital	2,499	2,499
Members' (Deficit) Equity	-	-
Retained Earnings (Deficit)	(65,532)	(53,937)
	(59,012)	(47,417)

	$128,004	$154,177

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Condensed Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
	For the Three Months Ended March 31,

	2011	2010

Revenue, net	$176,562	$190,045

Cost of sales
Contract labor	10,363	7,164
Other costs of sales	6,371	7,748
Total cost of sales	16,734	14,912

Gross profit	159,828	175,133

Operating expenses:
Advertising	3,431	3,222
Provision for bad debts	-	-
Depreciation	6,878	7,092
Rent	11,455	13,473
Salaries	106,046	25,999
Telephone	3,641	4,479
Other	41,972	37,357
	173,423	91,622

Net income before other income and expenses	(13,595)	83,511

Other income and (expenses)
Income tax benefit	2,000	-
	2,000	-

Net (loss)/income	$(11,595)	$83,511

Net (loss)/income per common share - Basic and
fully diluted	$(0.00)	N/A
Weighted average number of shares
outstanding - Basic and fully diluted	40,210,000	N/A

Pro-forma disclosure of provision for income taxes:
Benefit/(Provision) for income taxes	$2,000	$(17,000)

Pro-forma net (loss)/income	$(11,595)	$66,511
Pro-forma disclosure of income per common
share - Basic and fully diluted	$(0.00)	$0.00
Pro-forma weighted average number of shares
outstanding - Basic and fully diluted	40,210,000	40,200,000

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Statement of Stockholders' Equity (Deficit)
March 31, 2011
			Additional Paid in Capital	Members' Equity (Deficiency)	Retained Earnings (Deficiency)	Total Stockholders' Deficiency

	Common Stock
	Shares	Amount
Balance - January 1, 2010	-	$-	-	$(10,880)	-	-

Net income for the period from
January 1, 2010 through July 13, 2010	-	-	-	170,821	-	-
Distributions	-	-	-	(142,400)	-	-
Conversion from Limited Liability			-	-	-
Company to Corporation				(17,541)	17,541	17,541
Sale of stock for cash	40,200,000	4,020	-	-	-	4,020
Sale of stock for cash	10,000	1	2,499	-	-	2,500
Net loss for the period from July 14,
2010 through December 31, 2010	-	-	-	-	(71,478)	(71,478)
Balance - December 31, 2010	40,210,000	4,021	2,499	-	(53,937)	(47,417)

Net loss	-	-	-	-	(11,595)	(11,595)
Balance - March 31, 2011	40,210,000	$4,021	$2,499	$-	$(65,532)	$(59,012)

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income	$(11,595)	$83,511
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation expense	6,878	7,092
Accounts receivable	12,481	22,396
Deferred tax asset - current	(2,000)	-
Accounts payable and accrued expenses	(7,804)	11,386
Net cash used by operating activities	(2,040)	124,385

Cash flows from financing activities:
Distributions to members	-	(86,000)
Loans payable	(6,773)	(6,066)
Net cash provided by financing activities	(6,773)	(92,066)

Net increase in cash	(8,813)	32,319
Cash at beginning of period	12,021	8,955
Cash at end of period	$3,208	$41,274

Supplemental cash flow information:
Cash paid during the period for:
Interest	$4,286	$16,699
Income taxes	$-	$-

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Notes to Financial Statements
March 31, 2011

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

Basis of Presentation
The accompanying unaudited financial statements of Yellow7 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q.  All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods.  The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year.  The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto  for the fiscal year ended December 31, 2010.

The balance sheet at March 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and notes thereto for the fiscal year ended December 31, 2010.

The condensed statements of operations include pro-forma information that shows the tax benefit/(expense) for all periods shown as if the Company's equity structure had been that of a corporation as of January 1, 2010.  Pro-forma information has also been included for (loss) income per common share (basic and fully diluted) and for the weighted average number of shares outstanding (basic and fully diluted) as if the Company had issued the initial 40,200,000 shares on January 1, 2010.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable.  The Company minimizes its credit risk by performing credit evaluations of its customers' financial condition.  The Company maintains an allowance for doubtful accounts based upon expected collectability.

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Notes to Financial Statements
March 31, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable and Allowance for Doubtful Accounts
An allowance for uncollectible accounts is estimated and recorded based on the Company's historical bad debt experience and on management's judgment.  The allowance for uncollectible accounts at March 31, 2011 and December 31, 2010 was $3,500 and $3,500, respectively.

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

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Notes to Financial Statements
March 31, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)
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

Net Income (Loss) per Common Share
Basic net income (loss) per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net income (loss) per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options, and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at March 31, 2011

Financial Instruments
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

Advertising
Advertising costs are charged to operations as incurred.

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Notes to Financial Statements
March 31, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 - "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements".  This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods.  Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy, separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis, and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities.  The Company adopted the provisions of this guidance with no material impact to the financial statements.

Note 2. FURNITURE AND EQUIPMENT

	March 31, 2011	December 31, 2010

Vehicles	$138,195	$138,195
Equipment	21,154	21,154
Furniture and fixtures	9,070	9,070
	168,419	168,419
Accumulated depreciation	(69,484)	(62,605)
	$98,935	$105,814

Depreciation expense was $6,878 and $7,092 for the three months ended March 31, 2011 and 2010, respectively.

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Notes to Financial Statements
March 31, 2011

Note 3. LOANS PAYABLE

At March 31, 2011 and December 31, 2010, the Company was obligated for the following loans:

	March 31, 2011	December 31, 2010

10.99% Loan payable due in 60 equal monthly installments of $1,000 through March 2014; secured by vehicle	$30,506	$32,654

10.99% Loan payable due in 60 equal monthly installments of $1,081 through March 2014; secured by vehicle	32,969	35,290

10.50% Term loan payable due in 61 equal monthly installments of $623 through October 2011	1,154	2,971

8.00% Loan payable due in 144 equal monthly installments of $383 through October 2020; secured by motor home	32,598	33,086
	97,227	104,001
Less current portion	(24,832)	(23,392)
	$72,395	$80,609

Note 4. STOCKHOLDERS' EQUITY

In July 2010, when the Company changed its equity structure to that of a corporation it issued 40,200,000 shares of common stock at par value for cash.

In August 2010 the Company issued 10,000 shares of common stock at $0.25 for cash.

Note 5. RELATED PARTY TRANSACTIONS

In November 2006, the Company signed a five year lease for its offices with a managing member of the Company.  The lease, which terminates in October 2011 calls for monthly rental payments of $3,337.  Rent expense for the three months ended March 31, 2011 and 2010 was $11,455 and $13,473, respectively.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since incorporation, the Company has financed its operations through private investment.  We will continue to raise expansion capital through private placement or debt financing.  As of March 31, 2011, we had revenues of $176,562 and had total expenses of $173,423 as compared to revenues of $ 190,045 and expenses of $91,622 for the period March 31, 2010.   As of March 31, 2011 we had net income of $(11,595) as compared to net income of  $83,511 for the period ended March 31, 2010.

Results of Operations

 As of March 31, 2011, the Company reported an increase in revenues compared to the period ended December 31, 2009.

As of March 31, 2011 we have experienced an increase in business; however, we have experienced slower payment of accounts receivables from our clients based on the economic environment.  Management expects that slow payments on accounts receivables will decrease as the economy continues to strengthen as indicated by a recent increase in corporate profits.  We further expect our business to grow as corporate profits increase based on the fact that many businesses’ profits are advertising driven.

To date, the Company has successfully implemented its business plan and is attempting to secure additional funding to continue the expansion process into the medical and mobile industries. The Company intends to continue developing its own internet properties including lead generation websites, social communities, and directory services targeting specific industries. Management believes there is a current trend for increased advertising and web development related services based upon recent increased corporate profits.   Most businesses rely on advertising of some sort to increase their respective revenue models.  Web development and on-line marketing services are the Company’s primary sources of revenue and management expects these numbers to increase as economic growth increases.  The following represents the approximate percentage of revenue attributed to each service provided by the Company for the period ended March 31, 2011.

•	Web Design (15%)

•	Web Development (15%)

•	Mobile Design/Development (5%)

•	Mobile Application Development (5%)

•	Website Application Development (10%)

•	Paid Search Marketing (5%)

•	Media Planning/Buying (2%)

•	Banner Advertising /Rich Media Advertising (5%)

•	Social media Marketing (5%)

•	Search Engine Optimization (20%)

•	Email Marketing (5%)

•	Reputation management (1%)

•	Mobile Marketing (2%)

•	Flash Design/Development (5%)

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

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities for the period ended March 31, 2011.  Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of March 31, 2011.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities.  Net cash provided by financing activities for the period March 31, 2010 through March 31, 2011 was $2,500, which relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended.

Intangible Assets

There were no intangible assets during the period March 31, 2010 through March 31, 2011.

Material Commitments

There were no material commitments for the period March 31, 2010 through March 31, 2011.

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

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from March 31, 2010 through March 31, 2011.

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

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in results of our operations and cash flows. In the ordinary course of business, we are exposed to interest rate and foreign currency exchange rate risks.

ITEM 4.    CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during this quarter ended March 31, 2011.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

There have been no matters submitted to a vote of the Company’s shareholders.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yellow7, Inc.
(Registrant)

May , 2011	By:	/s/ Jason Burgess
Jason Burgess
President and Chief Executive Officer

May , 2011	By:	/s/ Jon Burgess
Jon Burgess
Chief Financial Officer

INDEX TO EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.