Form 10-Q
period 2011-06-30
YELLOW7, Inc
filed 2011-08-15
CIK 1499618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number- 333-170578

YELLOW7, INC.
(Exact name of registrant as specified in the charter)

Texas (State or other jurisdiction of incorporation or organization)	61-155055 (I.R.S. Employer Identification Number)
104 Hardwicke Lane, Little Elm, Texas (Address of principal executive office)	75068 (Zip Code)

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

        As of August 15, 2011, there were 40,210,000 shares of the Registrant's common stock, $.0001 par value outstanding.

Table of Contents

Yellow7, Inc.

Index

Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets (unaudited) at June 30, 2011 and December 31, 2010
Statements of Operations (unaudited) for the three months ended June 30, 2011 and June 30, 2010 and for the six months ended June 30, 2011 and June 30, 2010.
Statements of Cash Flows (unaudited) for the three months ended June 30, 2011 and June 30, 2010
Notes to Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Default Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Shareholders
Item 5.	Other Information
Item 6.	Exhibits
Signature

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The financial statements of Yellow7, Inc. ("Yellow7" or the "Company") as of June 30, 2011 and December 31, 2010 and for the six months ended June 30, 2011 and June 30, 2010 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on March 31, 2011.

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

Since incorporation, the Company has financed its operations through private investment.  We will continue to raise expansion capital through private placement or debt financing.  As of June 30, 2011, we had revenues of $238,313 and had total expenses of $179,687 as compared to revenues of $ 207,875 and expenses of $92,867 for the period June 30, 2010.   As of June 30, 2011 we had net income of $(31,442) as compared to net income of $87,310 for the period ended June 30, 2010.

Results of Operations

 As of June 30, 2011, the Company reported an increase in revenues compared to the period ended March 31, 2011.

As of June 30, 2011 we have experienced an increase in business; however, we have experienced slower payment of accounts receivables from our clients based on the economic environment.  Management expects that slow payments on accounts receivables will decrease as the economy continues to strengthen as indicated by a recent increase in corporate profits.  We further expect our business to grow as corporate profits increase based on the fact that many businesses’ profits are advertising driven.

To date, the Company has successfully implemented its business plan and is attempting to secure additional funding to continue the expansion process into the medical and mobile industries. The Company intends to continue developing its own internet properties including lead generation websites, social communities, and directory services targeting specific industries. Management believes there is a current trend for increased advertising and web development related services based upon recent increased corporate profits.   Most businesses rely on advertising of some sort to increase their respective revenue models.  Web development and on-line marketing services are the Company’s primary sources of revenue and management expects these numbers to increase as economic growth increases.  The following represents the approximate percentage of revenue attributed to each service provided by the Company for the period ended June 30, 2011.

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

Liquidity and Capital Resources
Cash Flows from Operating Activities

We have generated positive cash flows from operating activities for the period ended June 30, 2011.  Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of June 30, 2011.

Cash Flows from Financing Activities

We have financed our existing operations and new business issuance of equity securities.  Primarily from our increased business in our existing operations, we have received no additional equity financing during the period ended June 30, 2011.

Intangible Assets

There were no intangible assets during the period June 30, 2010 through June 30, 2011.

Material Commitments

There were no material commitments for the period June 30, 2010 through June 30, 2011.

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

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from June 30, 2010 through June 30, 2011.

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

ITEM 4.    CONTROLS AND PROCEDURES.

        Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during this quarter ended June 30, 2011.

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

Yellow7, Inc.
(Registrant)

August 15, 2011	By:	/s/ Jason Burgess
Jason Burgess
President and Chief Executive Officer

August 15, 2011	By:	/s/ Jon Burgess
Jon Burgess
Chief Financial Officer

INDEX TO EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Condensed Balance Sheets
June 30, 2011 and December 31, 2010

ASSETS
	June 30, 2011	December 31, 2010

	(Unaudited)
Current Assets:
Cash and cash equivalents	$19,431	$12,021
Accounts receivable, net of allowance of $3,500 and $3,500, respectively	33,160	20,342
Deferred tax asset	11,000	16,000
Total current assets	63,591	48,363

Furniture and Equipment, net	92,057	105,814

	$155,648	$154,177

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities:
Accounts payable and accrued expenses	$92,185	$97,593
Loans payable - current portion	24,832	23,392
Total current liabilities	117,017	120,985

Non-current Liabilities
Loans payable - net of current portion	66,201	80,609
Total non-current liabilities	66,201	80,609

Stockholders' Equity (Deficiency):
Common stock, $0.0001 par value; 100,000,000 shares authorized,
40,210,000 shares issued and outstanding	4,021	4,021
Additional paid in capital	2,499	2,499
Retained Earnings (Deficiency)	(34,090)	(53,937)
	(27,570)	(47,417)

	$155,648	$154,177

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Condensed Statements of Operations
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2011	2010	2011	2010

Revenue, net	$238,313	$207,875	$414,875	$397,920

Cost of sales
Contract labor	11,977	19,614	22,340	26,778
Other costs of sales	8,207	8,084	14,578	15,832
Total cost of sales	20,184	27,698	36,918	42,610

Gross profit	218,129	180,177	377,957	355,310

Operating expenses:
Advertising	5,555	4,400	8,986	7,622
Depreciation	6,879	7,091	13,757	14,183
Rent	10,979	10,840	22,434	24,313
Salaries	96,873	27,775	202,919	53,774
Telephone	5,079	4,641	8,720	9,120
Other	54,322	38,120	96,294	75,477
	179,687	92,867	353,110	184,489

Net income before other income and expenses	38,442	87,310	24,847	170,821

Other income and (expenses)
Income tax benefit (expense)	(7,000)	-	(5,000)	-
	(7,000)	-	(5,000)	-

Net (loss)/income	$31,442	$87,310	$19,847	$170,821

Net (loss)/income per common share - Basic and
fully diluted	$0.00	N/A	$0.00	N/A

Weighted average number of shares
outstanding - Basic and fully diluted	40,210,000	N/A	40,210,000	N/A

Pro-forma disclosure of provision for income taxes:
Benefit/(Provision) for income taxes	$(7,000)	$(18,000)	$(5,000)	$(47,000)

Pro-forma net income	$31,442	$69,310	$19,847	$123,821
Pro-forma disclosure of income per common
share - Basic and fully diluted	$0.00	$0.00	$0.00	$0.00
Pro-forma weighted average number of shares
outstanding - Basic and fully diluted	40,210,000	40,200,000	40,210,000	40,200,000

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Statement of Stockholders' Equity (Deficit)
June 30, 2011
			Additional Paid in Capital	Members' Equity (Deficiency)	Retained Earnings (Deficiency)	Total Stockholders' Deficiency

	Common Stock
	Shares	Amount
Balance - January 1, 2010	-	$-	$-	$(10,880)	$-	$-

Net income for the period from
January 1, 2010 through July 13, 2010	-	-	-	170,821	-	-
Distributions	-	-	-	(142,400)	-	-
Conversion from Limited Liability
Company to Corporation	-	-	-	(17,541)	17,541	17,541
Sale of stock for cash	40,200,000	4,020	-	-	-	4,020
Sale of stock for cash	10,000	1	2,499	-	-	2,500
Net loss for the period from July 14,
2010 through December 31, 2010	-	-	-	-	(71,478)	(71,478)
Balance - December 31, 2010	40,210,000	4,021	2,499	-	(53,937)	(47,417)

Net income	-	-	-	-	19,847	19,847
Balance - June 30, 2011	40,210,000	$4,021	$2,499	$-	$(34,090)	$(27,570)

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income	$19,847	$170,821
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation expense	13,757	14,183
Accounts receivable	(12,818)	(7,544)
Deferred tax asset - current	5,000	-
Accounts payable and accrued expenses	(5,408)	16,271
Net cash used by operating activities	20,378	193,731

Cash flows from financing activities:
Distributions to members	-	(142,400)
Loans payable	(12,968)	(12,459)
Net cash provided by financing activities	(12,968)	(154,859)

Net increase in cash	7,410	38,872
Cash at beginning of period	12,021	8,955
Cash at end of period	$19,431	$47,827

Supplemental cash flow information:
Cash paid during the period for:
Interest	$8,675	$7,317
Income taxes	$-	$-

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Notes to Financial Statements
June 30, 2011

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

The balance sheet at June 30, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and notes thereto for the fiscal year ended December 31, 2010.

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
June 30, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable and Allowance for Doubtful Accounts
An allowance for uncollectible accounts is estimated and recorded based on the Company's historical bad debt experience and on management's judgment.  The allowance for uncollectible accounts at June 30, 2011 and December 31, 2010 was $3,500 and $3,500, respectively.

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
June 30, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)
Subsequent to uly 12, 2010, deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized.  Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

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

Net Income (Loss) per Common Share
Basic net income (loss) per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net income (loss) per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options, and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at June 30, 2011

Financial Instruments
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
June 30, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).”  This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level three fair value measurements.  This pronouncement is effective for reporting periods beginning on or after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The guidance allows two presentation alternatives; present items of net income and other comprehensive income in (1) one continuous statement, referred to as the statement of comprehensive income, or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011.  Early adoption is permitted, but full retrospective application is required under both sets of accounting standards.  The Company is currently evaluating which presentation alternative it will utilize.

Note 2. FURNITURE AND EQUIPMENT

	March 31, 2011	December 31, 2010

Vehicles	$ 138,195	$ 138,195
Equipment	21,154	21,154
Furniture and fixtures	9,070	9,070
	168,419	168,419
Accumulated depreciation	(69,484)	(62,605)
	$ 98,935	$ 105,814

Depreciation expense was $6,878 and $7,092 for the three months ended March 31, 2011 and 2010, respectively.

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Notes to Financial Statements
June 30, 2011

Note 3. LOANS PAYABLE

At June 30, 2011 and December 31, 2010, the Company was obligated for the following loans:

	March 31, 2011	December 31, 2010

10.99% Loan payable due in 60 equal monthly installments of $1,000 through March 2014; secured by vehicle

	$28,325	$32,654

10.99% Loan payable due in 60 equal monthly installments of $1,081 through March 2014; secured by vehicle

	30,612	35,290

10.50% Term loan payable due in 61 equal monthly installments of $623 through October 2011

	-	2,971

8.00% Loan payable due in 144 equal monthly installments of $383 through October 2020; secured by motor home

	32,097	33,086
	91,034	104,001
Less current portion	(24,832)	(23,392)
	$66,202	$80,609

Note 4. STOCKHOLDERS' EQUITY

In July 2010, when the Company changed its equity structure to that of a corporation it issued 40,200,000 shares of common stock at par value for cash.

In August 2010 the Company issued 10,000 shares of common stock at $0.25 for cash.

Note 5. RELATED PARTY TRANSACTIONS

In November 2006, the Company signed a five year lease for its offices with a managing member of the Company.  The lease, which terminates in October 2011 calls for monthly rental payments of $3,337.  Rent expense for the six months ended June 30, 2011 and 2010 was $22,434 and $24,313, respectively.