Form 10-Q
period 2011-09-30
YELLOW7, Inc
filed 2011-11-21
CIK 1499618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from__________to ___________

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        As of  November 11, 2011, there were 61,800,000 shares of the Registrant's common stock, $.0001 par value outstanding.

Yellow7, Inc.
Index

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Balance Sheets (unaudited) at September 30, 2011 and December 31, 2010	4
	Statements of Operations (unaudited) for the six months ended September 30, 2011 and September 30, 2010 and for the nine months ended September 30, 2011 and September 30, 2010.	5
	Statement of Stockholders' Equity (Deficit) (unaudited) for the six months ended September 30, 2011 and September 30, 2010	6
	Statements of Cash Flows (unaudited) for the six months ended September 30, 2011 and September 30, 2010	7
	Notes to Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Default Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Shareholders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
Signature		19

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

        The financial statements of Yellow7, Inc. ("Yellow7" or the "Company") as of September 30, 2011 and December 31, 2010 and for the nine months ended September 30, 2011 and June 30, 2010 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on March 31, 2011.

Yellow7, Inc.
(Formerly Yellow7, LLC)
Condensed Balance Sheets
September 30, 2011 and December 31, 2010

ASSETS
	September 30, 2011	December 31, 2010

	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,922	$12,021
Accounts receivable, net of allowance of $3,500 and $3,500, respectively	36,395	20,342
Deferred tax asset - current	14,000	16,000
Total current assets	54,317	48,363

Furniture and Equipment, net	85,168	105,814

	$139,485	$154,177

LIABILITIES AND MEMBERS'/STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses	$100,358	$97,593
Loans payable - current portion	20,195	23,392
Total current liabilities	120,553	120,985

Non-current Liabilities
Loans payable - net of current portion	66,185	80,609
Total non-current liabilities	66,185	80,609
Total liabilities	186,738	201,594

Members'/Stockholders' Equity (Deficit):
Common stock, $0.0001 par value; 100,000,000 shares authorized,
62,150,000 and 40,210,000 shares issued and outstanding, respectively	6,215	4,021
Additional paid in capital	5,249	2,499
Treasury stock, at cost; 350,000 and -0- shares at September 30, 2011 and
December 31, 2010, respectively	(3,500)	-
Members' Equity (Deficit)	-	-
Retained Earnings (Deficit)	(55,217)	(53,937)
	(47,253)	(47,417)

	$139,485	$154,177

Yellow7, Inc.
(Formerly Yellow7, LLC)
Condensed Statements of Operations
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue, net	$253,934	$133,364	$668,809	$531,284

Cost of sales
Contract labor	8,479	7,810	30,819	34,588
Other costs of sales	63,497	7,137	78,075	22,969
Total cost of sales	71,976	14,947	108,894	57,557

Gross profit	181,958	118,417	559,915	473,727

Operating expenses:
Advertising	14,289	8,627	23,275	16,249
Provision for bad debts	-	18,065	-	18,065
Depreciation	6,889	7,092	20,646	21,275
Rent	10,950	10,425	33,384	34,738
Officers' compensation	-	65,500	-	65,500
Salaries	(102,037)	23,186	100,882	76,960
Telephone	3,631	4,357	12,351	13,477
Other	269,042	24,483	356,661	98,504
	202,764	161,735	547,199	344,768

Net (loss) income before other income and expenses	(20,806)	(43,318)	12,716	128,959

Other income and (expenses)
Interest income	2,536	-	2,536	-
Income tax benefit	3,000	8,000	(2,000)	8,000
Interest expense	(913)	(12,783)	(9,588)	(14,239)
	4,623	(4,783)	(9,052)	(6,239)

Net income	$(16,183)	$(48,101)	$3,664	$122,720

Net Income per common share - Basic and
fully diluted	$(0.00)	N/A	$0.00	N/A

Weighted average number of shares
outstanding - Basic and fully diluted	43,212,192	N/A	43,212,192	40,205,250

Pro-forma disclosure of income tax (provision)/benefit:
Provision for income taxes	$-	$-	$(2,000)	$(29,000)
Income tax benefit	(7,000)	18,000	-	-

Pro-forma net income	$(27,806)	$(25,318)	$10,716	$99,959

Pro-forma disclosure of net income per common
share - Basic and fully diluted	$(0.00)	$(0.00)	$0.00	$0.00

Pro-forma weighted average number of shares
outstanding - Basic and fully diluted	43,212,192	40,200,000	43,212,192	40,205,250

Yellow7, Inc.
(Formerly Yellow7, LLC)
Statement of Stockholders' Equity (Deficit)
September 30, 2011
(Unaudited)

	Common Stock		Additional Paid in	Treasury Stock		Members' Equity	Retained Earnings	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	(Deficiency)	(Deficiency)	Deficiency
Balance - January 1, 2010	-	$-	$-	-	$-	$(10,880)	$-	$(10,880)

Net income for the period from	-	-	-	-	-		-	-
January 1, 2010 through July 13, 2010						170,821		170,821
Distributions	-	-	-	-	-	(142,400)	-	(142,400)
Conversion from Limited Liability								-
Company to Corporation					-	(17,541)	17,541	-
Sale of stock for cash	40,200,000	4,020	-	-	-	-	-	4,020
Sale of stock for cash	10,000	1	2,499	-	-	-	-	2,500
Net loss for the period from July 14,								-
2010 through September 30, 2010	-	-	-	-	-	-	(71,478)	(71,478)
Balance - December 31, 2010	40,210,000	4,021	2,499	-	-	-	(53,937)	(47,417)

Cancellation of stock	(27,500,000)	(2,750)	2,750	-	-	-	-	-
Purchase of treasury stock, at cost	-	-	-	350,000	(3,500)	-	-	(3,500)
Stock dividend (4:1)	49,440,000	4,944	-	-	-	-	(4,944)	-
Net income	-	-	-	-	-	-	3,664	3,664
Balance - September 30, 2011	62,150,000	$6,215	$5,249	350,000	$(3,500)	$-	$(55,217)	$(47,253)

Yellow7, Inc.
(Formerly Yellow7, LLC)
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income	$3,664	$122,720
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation expense	20,646	21,275
Provision for doubtful accounts	-	18,065
Accounts receivable	(16,053)	(6,053)
Deferred tax asset - current	2,000	(8,000)
Accounts payable and accrued expenses	2,765	(211)
Net cash used by operating activities	13,022	147,796

Cash flows from financing activities:
Proceeds from issuance of common stock	-	6,520
Purchase of treasury stock, at cost	(3,500)	-
Distributions to members	-	(142,400)
Loans payable	(17,621)	(17,989)
Net cash provided by financing activities	(21,121)	(153,869)

Net decrease in cash	(8,099)	(6,073)
Cash at beginning of period	12,021	8,955
Cash at end of period	$3,922	$2,882

Supplemental cash flow information:
Cash paid during the period for:
Interest	$14,239	$14,239
Income taxes	$-	$-

Yellow7, Inc.
(Formerly Yellow7, LLC)
Notes to Financial Statements
September 30, 2011

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

The balance sheet at September 30, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto for the fiscal year ended December 31, 2010.

The condensed statements of operations include pro-forma information that shows the tax benefit/(expense) for all periods shown as if the Company's equity structure had been that of a corporation as of January 1, 2009. Pro-forma information has also been included for (loss) income per common share (basic and fully diluted) and for the weighted average number of shares outstanding (basic and fully diluted) as if the Company had issued the initial 40,200,000 shares on January 1, 2009.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company minimizes its credit risk by performing credit evaluations of its customers' financial condition. The Company maintains an allowance for doubtful accounts based upon expected collectability.

Yellow7, Inc.
(Formerly Yellow7, LLC)
Notes to Financial Statements
September 30, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable and Allowance for Doubtful Accounts

An allowance for uncollectible accounts is estimated and recorded based on the Company's historical bad debt experience and on management's judgment. The allowance for uncollectible accounts at September 30, 2011 and December 31, 2010 was $3,500 and $3,500, respectively.

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

Yellow7, Inc.
(Formerly Yellow7, LLC)
Notes to Financial Statements
September 30, 2011

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net income (loss) per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options, and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at September 30, 2011.

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

Yellow7, Inc.
(Formerly Yellow7, LLC)
Notes to Financial Statements
September 30, 2011

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

Note 2. FURNITURE AND EQUIPMENT

	September 30, 2011	December 31, 2010
Vehicles	$138,195	$138,195
Equipment	21,154	21,154
Furniture and fixtures	9,070	9,070
	168,419	168,419
Accumulated depreciation	(83,251)	(62,605)
	$85,168	$105,814

Depreciation expense was $20,646 and $21,275 for the nine months ended September 30, 2011 and 2010, respectively.

Yellow7, Inc.
(Formerly Yellow7, LLC)
Notes to Financial Statements
September 30, 2011

Note 3. LOANS PAYABLE

At September 30, 2011 and December 31, 2010, the Company was obligated for the following loans:

	September 30, 2011	December 31, 2010

10.99% Loan payable due in 60 equal monthly installments of $1,000 through March 2014; secured by vehicle	$26,471	$32,654

10.99% Loan payable due in 60 equal monthly installments of $1,081 through March 2014; secured by vehicle	28,556	35,290

10.50% Term loan payable due in 61 equal monthly installments of $623 through October 2011	-	2,971

8.00% Loan payable due in 144 equal monthly installments of $383 through October 2020; secured by motor home	31,353	33,086
	86,380	104,001
Less current portion	(20,195)	(23,392)
	$66,185	$80,609

Note 4. STOCKHOLDERS' EQUITY

In July 2010, when the Company changes its equity structure to that of a corporation it issued 40,200,000 shares of common stock at par value for cash.

In August 2010, the Company issued 10,000 shares of common stock at $0.25 for cash.

In July 2011, two stockholders returned a total of 27,500,000 to the Company. The shares were then cancelled.

In July 2011, the Company purchased 350,000 shares from a stockholder at $0.01 per share ($3,500). These shares have been recorded as treasury stock by the Company at cost.

In July 2011, the Company declared a 4:1 stock dividend and issued 49,440,000 shares of common stock to stockholders of record as of July 22, 2011.

Note 5. RELATED PARTY TRANSACTIONS

In November 2006, the Company signed a five year lease for its offices with a managing member of the Company. The lease, which terminates in October 2011 calls for monthly rental payments of $3,337. Rent expense for the nine months ended September 30, 2011 and 2010 was $33,384 and $34,738, respectively.

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

Since incorporation, the Company has financed its operations through private investment.  We will continue to raise expansion capital through private placement or debt financing.  As of  September 30, 2011, we had revenues of $668,809 and had total expenses of  $547,199 as compared to revenues of $531,284 and expenses of  $344,768 for the period September 30, 2010.  As of  September 30, 2011 we had net income of $3,664 as compared to net income of $122,720 for the period ended September 30, 2010.

Results of Operations

As of September 30, 2011, the Company reported an increase in revenues compared to the period ended June 30, 2011.

As of September 30, 2011 we have experienced an increase in business; however, we have experienced slower payment of accounts receivables from our clients based on the economic environment.  Management expects that slow payments on accounts receivables will decrease as the economy continues to strengthen as indicated by a recent increase in corporate profits.  We further expect our business to grow as corporate profits increase based on the fact that many businesses’ profits are advertising driven.

To date, the Company has successfully implemented its business plan and is attempting to secure additional funding to continue the expansion process into the medical and mobile industries. The Company intends to continue developing its own internet properties including lead generation websites, social communities, and directory services targeting specific industries. Management believes there is a current trend for increased advertising and web development related services based upon recent increased corporate profits.   Most businesses rely on advertising of some sort to increase their respective revenue models.  Web development and on-line marketing services are the Company’s primary sources of revenue and management expects these numbers to increase as economic growth increases.  The following represents the approximate percentage of revenue attributed to each service provided by the Company for the period ended September 30, 2011.

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

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities for the period ended September 30, 2011.  Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of  September 30, 2011.

Cash Flows from Financing Activities

We have financed our existing operations and new business issuance of equity securities.  Primarily from our increased business in our existing operations, we have received no additional equity financing during the period ended September 30, 2011.

Intangible Assets

There were no intangible assets during the period September 30, 2010 through September 30, 2011.

Material Commitments

There were no material commitments for the period September 30, 2010 through September 30, 2011.

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

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from September 30, 2010 through September 30, 2011.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during this quarter ended September 30, 2011.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

There have been no matters submitted to a vote of the Company’s shareholders.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief FinancialOfficer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yellow7, Inc.
(Registrant)

November 21, 2011	By:	/s/ Jason Burgess
Jason Burgess
President and Chief Executive Officer

November 21, 2011	By:	/s/ Jon Burgess
Jon Burgess
Chief Financial Officer

INDEX TO EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief FinancialOfficer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.