Form 10-K
period 2011-12-31
YELLOW7, Inc
filed 2012-04-16
CIK 1499618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes G No ☑

On December 31, 2011 there were 61,800,000 shares of the registrant’s Common Stock issued and outstanding and held by approximately 27 shareholders, two of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

Yellow7, Inc

FORM 10-K

For The Fiscal Year Ended December 31, 2011

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

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company currently maintains its principal offices at 104 Hardwicke Lane, Little Elm, Texas 75068. The Company pays $3,643.00 each month for the corporate office.  The building is owned by Jason Burgess, the Company’s president and the payment amount reflects the monthly mortgage payments.  Management believes the amount is reasonable for the space occupied by the Company.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2011.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has not been approved for quotation or trading and, accordingly, a public trading market for our shares of common stock has not yet commenced and no shares of our common stock have been traded.  There can be no assurance that such a public trading market will develop, or, if such a trading market is developed, that it can be maintained with liquidity.  On December 31, 2011 there were 27 registered holders of our common stock.  Shares not registered do not qualify for an exemption are restricted from resale under Rule 144 of the Securities Act of 1933, as amended.

Dividends

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

During the past year, Yellow7, Inc. has not issued any unregistered securities in private transactions.

Item 6.  Selected Financial Data.

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the year ended December 31, 2011, and for the period December 31, 2010, together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Statement of Operations Data:
Revenue:	$878,268	701,603

Expenses:
General and administrative	706,671	514,133
Depreciation	27,149	28,366

Total expenses	733,820	542,499

Net (income)	$23,666	99,343

Basic and diluted net income per share	$-0-	-0-
weighted average number of common shares outstanding	35,998,083	40,207,791

Balance Sheet Data:	As of December 31, 2011	As of December 31, 2010
Cash and cash equivalents	$4,612	$12,021
Total assets	205,784	154,177
Total long-term liabilities	119,759	80,609
Total liabilities	233,035	201,594
Total shareholders’ equity/(deficit)	205,784	154,177

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with (i) our financial statements for the years ended December 31, 2011 and  December 31, 2010 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Since incorporation, the Company has financed its operations through private investment.  We will continue to raise expansion capital through private placement or debt financing.  As of December 31, 2011, we had revenues of  $878,268 and had total expenses of $733,820 as compared to revenues of $701,603 and expenses of  $542,499 for the period December 31, 2010. As of December 31, 2011 we had net income of $23,666 as compared to net income of $99,343 for the period ended December 31, 2010.

Results of Operations

As of December 31, 2011, the Company reported an increase in revenues compared to the period ended December 31, 2010.

As of December 31, 2011 we have experienced an increase in business; however, we have experienced slower payment of accounts receivables from our clients based on the economic environment.  Management expects that slow payments on accounts receivables will decrease as the economy continues to strengthen as indicated by a recent increase in corporate profits.  We further expect our business to grow as corporate profits increase based on the fact that many businesses’ profits are advertising driven.

To date, the Company has successfully implemented its business plan and is attempting to secure additional funding to continue the expansion process into the medical and mobile industries. The Company intends to continue developing its own internet properties including lead generation websites, social communities, and directory services targeting specific industries. Management believes there is a current trend for increased advertising and web development related services based upon recent increased corporate profits.   Most businesses rely on advertising of some sort to increase their respective revenue models.  Web development and on-line marketing services are the Company’s primary sources of revenue and management expects these numbers to increase as economic growth increases.  The following represents the approximate percentage of revenue attributed to each service provided by the Company for the period ended December 31, 2011.

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

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2011:

Cash and cash equivalents	$4,612
Total assets	205,784
Total liabilities	233,035
Total shareholders’	205,784

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities for the period ended December 31, 2010.  Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of December 31, 2011.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities.  Net cash provided by financing activities for the period December 31, 2010 through December 31, 2011 was $2,500, which relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended.

Intangible Assets

There were no intangible assets during the period December 31, 2010 through December 31, 2011.

Material Commitments

There were no material commitments for the period December 31, 2010 through December 31, 2011.

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

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from December 31, 2010 through December 31, 2011

Income Taxes

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

We have audited the accompanying balance sheets of Yellow7, Inc. (formerly Yellow7, LLC), as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yellow7, Inc. (formerly Yellow7, LLC) as of December 31, 2011 and 2010, and results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ David A. Aronson, CPA, P.A.
-------------------------------------
David A. Aronson, CPA. P.A.

North Miami Beach, Florida
April 10, 2012

Yellow7, Inc.
(Formerly Yellow7, LLC)
Balance Sheet
December 31, 2011 and 2010

ASSETS
	2011	2010
Current Assets:
Cash and cash equivalents	$4,612	$12,021
Accounts receivable, net of allowance of $3,500 and $3,500, respectively	40,846	20,342
Deferred tax asset - current	5,000	16,000
Total current assets	50,458	48,363

Furniture and Equipment, net	153,326	105,814

Deferred tax asset - non-current	2,000	-

	$205,784	$154,177

LIABILITIES AND MEMBERS' EQUITY

Liabilities:
Accounts payable and accrued expenses	$83,140	$97,593
Loans payable - stockholder	8,000	-
Loans payable - current portion	22,136	23,392
Total current liabilities	113,276	120,985

Non-current Liabilities
Loans payable - net of current portion	119,759	80,609
Total non-current liabilities	119,759	80,609
Total liabilities	233,035	201,594

Members'/Stockholders' Equity (Deficit):
Common stock, $0.0001 par value; 100,000,000 shares authorized,
62,150,000 and 40,210,000 shares issued and outstanding	6,215	4,021
Additional paid in capital	5,249	2,499
Treasury stock, at cost; 350,000 and -0- shares at September 30, 2011 and
December 31, 2010, respectively	(3,500)	-
Members' Equity (Deficit)	-	-
Retained Earnings (Deficit)	(35,215)	(53,937)
	(27,251)	(47,417)

	$205,784	$154,177

Yellow7, Inc.
(Formerly Yellow7, LLC)
Statements of Operations
For the Years Ended December 31, 2011 and 2010
	For the Year Ended December 31,

	2011	2010

Revenue, net	$878,268	$701,603

Cost of sales
Contract labor	43,437	47,176
Other costs of sales	83,890	28,585
Total cost of sales	127,327	75,761

Gross profit	750,941	625,842

Operating expenses:
Advertising	34,360	19,777
Provision for bad debts	-	15,505
Depreciation	27,149	28,366
Rent	43,716	45,775
Officers' compensation	245,400	130,261
Salaries	134,151	106,407
Telephone	15,897	18,098
Other	233,147	178,310
	733,820	542,499

Net income before other income and expenses	17,121	83,343

Other income and (expenses)
Income tax benefit/(expense)	(9,000)	16,000
Gain/(Loss) on disposal of fixed assets	15,545	-
	6,545	16,000

Net income	$23,666	$99,343

Net income per common share - Basic and
fully diluted	$0.00	$0.00

Weighted average number of shares
outstanding - Basic and fully diluted	35,998,083	40,207,791

Yellow7, Inc.
(Formerly Yellow7, LLC)
Statement of Stockholders' Equity (Deficit)
December 31, 2011

			Additional Paid in Capital			Members' Equity (Deficiency)	Retained Earnings (Deficiency)	Total Stockholders' Deficiency

	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
Balance - January 1, 2010	-	$-	$-	-	$-	$(10,880)	$-	$-

Net income for the period from
January 1, 2010 through July 13, 2010	-	-	-			170,821	-	-
Distributions						(142,400)	-	-
Conversion from Limited Liability
Company to Corporation	-	-	-			(17,541)	17,541	17,541
Sale of stock for cash	40,200,000	4,020	-			-	-	4,020
Sale of stock for cash	10,000	1	2,499			-	-	2,500
Net loss for the period from July 14,
2010 through December 31, 2010	-	-	-			-	(71,478)	(71,478)
Balance - December 31, 2010	40,210,000	4,021	2,499	-	-	-	(53,937)	(47,417)

Cancellation of stock	(27,500,000)	(2,750)	2,750			-	-	-
Purchase of treasury stock, at cost	-	-	-	350,000	(3,500)	-	-	(3,500)
Stock dividend (4:1)	49,440,000	4,944	-			-	(4,944)	-
								-
								-
Net income	-	-	-			-	23,666	23,666
Balance - December 31, 2011	62,150,000	$6,215	$5,249	350,000	$(3,500)	$-	$(35,215)	$(27,251)

Yellow7, Inc.
(Formerly Yellow7, LLC)
Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	2011	2010

Cash flows from operating activities:
Net income	$23,666	$99,343
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation expense	27,149	28,366
Accounts receivable	(20,504)	16,969
Deferred tax assets	9,000	(16,000)
Accounts payable and accrued expenses	(14,453)	35,675
(Gain)/Loss on disposal of equipment	(15,545)	-
Net cash used by operating activities	9,313	164,353

Cash flows from investing activities:
Purchase of equipment	(119,116)	-
Proceeds from sale of equipment	60,000
Net cash provided by investing activities	(59,116)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	6,520
Purchase of treasury stock, at cost	(3,500)	-
Shareholders' loans	8,000	-
Distributions to members	-	(142,400)
Loans payable	37,894	(25,407)
Net cash provided by financing activities	42,394	(161,287)

Net increase in cash	(7,409)	3,066
Cash at beginning of period	12,021	8,955
Cash at end of period	$4,612	$12,021

Supplemental cash flow information:
Cash paid during the period for:
Interest	$10,586	$17,555
Income taxes	$-	$-

Yellow7, Inc.
(Formerly Yellow7, LLC)
Notes to Financial Statements
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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

Advertising

The Company expenses advertising as incurred. Advertising expenses for the years ended December 31, 2011 and 2010 were $34,360 and $19,777, respectively.

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
December 31, 2011 and 2010

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

Yellow7, Inc.
(Formerly Yellow7, LLC)
Notes to Financial Statements
December 31, 2011 and 2010

Note 2. FURNITURE AND EQUIPMENT

Major classifications of furniture and equipment as at December 31, 2009 and 2008 are as follows:

	2011	2010
Vehicles	$158,523	$138,195
Equipment	21,154	21,154
Furniture and fixtures	9,070	9,070
	188,747	168,419
Accumulated depreciation	(35,421)	(34,239)
	$153,326	$134,180

Depreciation expense for the years ended December 31, 2011 and 2010 was $27,419 and $28,366, respectively.

Note 3. LOAN PAYABLE STOCKHOLDER

In December 2011 a stockholder and officer of the Company lent the Company $8,000. The loan bears no interest and is due on demand.

Note 4. LOANS PAYABLE

At December 31, 2011 and 2010, the Company was obligated for the following loans:

	2011	2010

4.90% Loan payable due in 60 equal monthly installments of $1,068 through December 2016; secured by vehicle	$56,602	$-

4.90% Loan payable due in 60 equal monthly installments of $1,031 through December 2016; secured by vehicle	54,631	-

10.99% Loan payable due in 60 equal monthly installments of $1,081 through March 2014; secured by vehicle	-	35,290

10.99% Loan payable due in 60 equal monthly installments of $1,000 through March 2014; secured by vehicle	-	32,654

Yellow7, Inc.
(Formerly Yellow7, LLC)
Notes to Financial Statements
December 31, 2011 and 2010
Yellow7, Inc.
(Formerly Yellow7, LLC)
Notes to Financial Statements
December 31, 2011 and 2010

Note 4. LOANS PAYABLE (continued)

10.50% Term loan payable due in 61 equal monthly installments of $623 through October 2011	-	2,970

8.00% Loan payable due in 144 equal monthly installments of $383 through October 2020; secured by motor home	30,662	33,087
	141,895	104,001
Less current portion	(22,136)	(23,392)
	$119,759	$80,609

Future minimum maturities of long term debt are as follows:

Year	Amount
2010	$ 22,317
2011	23,732
2012	25,005
2013	26,351
2014	27,752
Thereafter	16,738
$ 141,895

Note 5. STOCKHOLDERS' EQUITY

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

Yellow7, Inc.
(Formerly Yellow7, LLC)
Notes to Financial Statements
December 31, 2011 and 2010

Note 6. RELATED PARTY TRANSACTIONS

In November 2011, the Company signed a five year lease for its offices with a managing member of the Company. The lease, terminates in October 2016 calls for monthly rental payments of $3,337. Rent expense for the years ended December 31, 2011 and 2010 was $36,966 and $44,253, respectively.

Future minimum annual rentals under the terms of this lease are as follows:

Year	Amount
2012	$ 33,370
2013	40,044
2014	40,044
2015	40,044
2016	33,370
$ 186,872

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2011, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of March 30, 2012.

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

Item 9B.  Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2011, but not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of March 31, 2011 is as follows:

Executive Officers and Directors

Name	Age	Office	Since
Jason Burgess	38	Chief Executive Officer, Treasurer, Director	Inception
Jon Burgess	41	Chief Operating Officer, Secretary, Director	Inception

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

Item 11.   Executive Compensation.

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services performed for us during 2010 and 2011 in all capacities.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jason Burgess, CEO, Treasurer, Director	2010	94,700	Nil	Nil	Nil	Nil	Nil	Nil	94,700
	2011	122,700	Nil	Nil	Nil	Nil	Nil	Nil	122,700
Jon Burgess, COO, Secretary, Director	2010	113,200	Nil	Nil	Nil	Nil	Nil	Nil	113,200
	2011	122,700	Nil	Nil	Nil	Nil	Nil	Nil	122,700

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

Grants of Plan-Based Awards in 2011

We have not granted any plan-based awards to our named executive officers since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officers, as of December 31, 2011, our fiscal year-end.

Option Exercises and Stock Vested in 2011

Our named executive officers did not exercise any options, nor did any unvested shares of stock vest, during fiscal year  2011.  Our named executive officers do not have any stock options or unvested shares of stock of the Company.

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

Potential Payments Upon Termination or Change in Control

As of December 31, 2011, there were no potential payments or benefits payable to our named executive officers upon their termination or in connection with a change in control.

Grants of Plan-Based Awards in 2011

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

Name of beneficial owner	Amount of beneficial ownership	Percent owned
Jason Burgess, Chief Executive Officer 104 Hardwicke Lane, Little Elm, TX 75068	19,250,000	31.15%
Jon Burgess, Chief Operating Officer 104 Hardwicke Lane, Little Elm, TX 75068	19,250,000	31.15%
All officers and directors as a group (2)	38,500,000	62.30%

The percent of class is based on 61,800,000 shares of common stock issued and outstanding as of the date of this prospectus.

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

The Company pays $3643.00 each month for the corporate office.  The building is owned by Jason Burgess, the Company’s president and the payment amount reflects the monthly mortgage payments.  Management believes the amount is reasonable for the space occupied by the Company.

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained at www.sec.gov.

Item 14.   Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2010 and December 312011.

	2010	2011
Audit Fees	$17,500-	$16,000
Audit-Related Fees	-0-	-0-
Tax Fees	1,500	1,500
All Other Fees	-0-	-0-

Total Audit and Audit-Related Fees	$19,000	$17,500

Item 15. Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws, as currently in effect*
4.1	Specimen common stock certificate*
23.1	Consent of David A. Aronson, CPA, PA (filed herewith)
31.1	302 Certification – Jason Burgess (filed herewith)
32.1	906 Certification – Jon Burgess (filed herewith)
      __________

*	Previously filed with the SEC as exhibits on the registrant’s Form S-1for Registration of Securities on February 9, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of April 2012.

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
Secretary and Director

INDEX TO EXHIBITS

REPORT ON FORM 10-K

For the Year Ended December 31, 2011

PURSUANT TO ITEM 601 OF REGULATION S-K

Yellow7, Inc

Exhibit No.	Description

23.1	Consent of David A. Aronson, CPA, PA (filed herewith)
31.1	302 Certification – Jason Burgess (filed herewith)
32.1	906 Certification – Jon Burgess (filed herewith)