Form 10-Q
period 2012-03-31
YELLOW7, Inc
filed 2012-05-15
CIK 1499618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2012
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

        As of May 14, 2012, there were 185,400,000 shares of the Registrant's common stock, $.0001 par value outstanding.

Table of Contents

Yellow7, Inc.

Index

Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets (unaudited) at March 31, 2012 and December 31, 2011
Statements of Operations (unaudited) for the three months ended March 31, 2012 and March 31, 2011
Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and March 31, 2011
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

        Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the section entitled "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 31, 2012, in this report as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

        The financial statements of Yellow7, Inc. ("Yellow7" or the "Company") as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012  included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on March 31, 2012.

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

Since incorporation, the Company has financed its operations through private investment. As of March 31, 2012, we had revenues of $205,708 and had total expenses of $193,313 as compared to revenues of $176,562 and expenses of  $173,423 for the period March 31, 2011. As of March 31, 2012 we had net loss of $(5,605) as compared to net  loss of $(13,595) for the period ended March 31, 2011.

Results of Operations

 As of March 31, 2012, the Company reported an increase in revenues compared to the period ended March 31, 2011.

As of March 31, 2012 we have experienced an increase in business; however, we have experienced slower payment of accounts receivables from our clients based on the economic environment.  Management expects that slow payments on accounts receivables will decrease as the economy continues to strengthen as indicated by a recent increase in corporate profits.  We further expect our business to grow as corporate profits increase based on the fact that many businesses’ profits are advertising driven.

To date, the Company has successfully implemented its business plan and is attempting to secure additional funding to continue the expansion process into the medical and mobile industries. The Company intends to continue developing its own internet properties including lead generation websites, social communities, and directory services targeting specific industries. Management believes there is a current trend for increased advertising and web development related services based upon recent increased corporate profits.   Most businesses rely on advertising of some sort to increase their respective revenue models.  Web development and on-line marketing services are the Company’s primary sources of revenue and management expects these numbers to increase as economic growth increases.  The following represents the approximate percentage of revenue attributed to each service provided by the Company for the period ended March 31, 2012.

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

Liquidity and Capital Resources
Cash Flows from Operating Activities

We have generated positive cash flows from operating activities for the period ended March 31, 2012.  Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of March 31, 2012.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities.  Net cash provided by financing activities for the period March 31, 2011 through March 31, 2012 was $2,500, which relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended.

Intangible Assets

There were no intangible assets during the period March 31, 2011 through March 31, 2012.

Material Commitments

There were no material commitments for the period March 31, 2011 through March 31, 2012.

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

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from March 31, 2011 through March 31, 2012.

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

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item 3.

ITEM 4.    CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file are under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The Company has or is not currently involved in any legal proceedings.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during this quarter ended March 31, 2012.

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

Yellow7, Inc.
(Registrant)

May 14, 2012	By:	/s/ Jason Burgess
Jason Burgess
President and Chief Executive Officer

May 14, 2012	By:	/s/ Jon Burgess
Jon Burgess
Chief Financial Officer

INDEX TO EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.