Form 10-Q
period 2012-06-30
YELLOW7, Inc
filed 2012-09-06
CIK 1499618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2012
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

        As of August 30, 2012, there were 185,400,000 shares of the Registrant's common stock, $.0001 par value outstanding.

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

PART I—FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

        The financial statements of Yellow7, Inc. ("Yellow7" or the "Company") as of June 30, 2012 and December 31, 2011 and for the six months ended June 30, 2012  included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on March 31, 2012.

Yellow7, Inc.
(Formerly Yellow7, LLC)
Condensed Balance Sheets
June 30, 2012 and December 31, 2011

ASSETS
	June 30, 2012	December 31, 2011
	(Unaudited)
Current Assets:
Cash and cash equivalents	$21,527	$4,612
Accounts receivable, net of allowance of $7,000 and $3,500, respectively	56,781	40,846
Deferred tax asset	4,375	5,000
Total current assets	82,683	50,458

Furniture and Equipment, net	140,122	153,326

Deferred tax asset - non-current	2,000	2,000

	$224,805	$205,784

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities:
Accounts payable and accrued expenses	$101,088	$83,140
Loans payable - stockholders	16,000	8,000
Loans payable - current portion	23,129	22,136
Total current liabilities	140,217	113,276

Non-current Liabilities
Loans payable - net of current portion	109,577	119,759
Total non-current liabilities	109,577	119,759

Stockholders' Equity (Deficiency):
Common stock, $0.0001 par value; 250,000,000 shares authorized,
185,400,000 shares issued and outstanding	18,540	18,540
Additional paid in capital	(10,576)	(7,076)
Treasury stock, at cost	-	(3,500)
Retained Earnings (Deficiency)	(32,953)	(35,215)
	(24,989)	(27,251)

	$224,805	$205,784

Yellow7, Inc.
(Formerly Yellow7, LLC)
Condensed Statements of Operations
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenue, net	$216,694	$238,313	$422,402	$414,875

Cost of sales
Contract labor	11,253	11,977	25,086	22,340
Other costs of sales	7,457	8,207	11,624	14,578
Total cost of sales	18,710	20,184	36,710	36,918

Gross profit	197,984	218,129	385,692	377,957

Operating expenses:
Advertising	8,922	5,555	16,086	8,986
Provision for bad debts	3,500	-	3,500	-
Depreciation	7,729	6,879	13,204	13,757
Rent	10,739	10,979	21,589	22,434
Salaries	91,015	96,873	201,445	202,919
Telephone	3,467	5,079	7,412	8,720
Other	64,120	54,322	119,569	96,294
	189,492	179,687	382,805	353,110

Net income before other income and expenses	8,492	38,442	2,887	24,847

Other income and (expenses)
Derivative (expense)/income	-	-	-	-
Income tax benefit (expense)	-	(7,000)	(625)	(5,000)
Interest income	-	-	-	-
Interest expense	-	-	-	-
Loss on disposal of fixed assets	-	-	-	-
	-	(7,000)	(625)	(5,000)

Net (loss)/income	$8,492	$31,442	$2,262	$19,847

Net (loss)/income per common share - Basic and
fully diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares
outstanding - Basic and fully diluted	112,188,579	40,210,000	112,188,579	40,210,000

Yellow7, Inc.
(Formerly Yellow7, LLC)
Statement of Stockholders' Equity (Deficit)
June 30, 2012
(Unaudited)

			Additional			Retained	Total
	Common Stock		Paid in	Treasury Stock		Earnings	Stockholders'
	Shares	Amount	Capital	Shares	Amount	(Deficiency)	Deficiency
Balance - January 1, 2011	212,900,000	$21,290	$(9,826)	-	$-	$(58,881)	$(47,417)

Cancellation of stock	(27,500,000)	(2,750)	2,750	-	-	-	-
Purchase of treasury stock, at cost	-	-	-	350,000	(3,500)	-	(3,500)
Net income	-	-	-	-	-	23,666	23,666
Balance - December 31, 2011	185,400,000	18,540	(7,076)	350,000	(3,500)	(35,215)	(27,251)

Cancellation of treasury stock	-	-	(3,500)	(350,000)	3,500	-	-
Net income	-	-	-	-	-	2,262	2,262
Balance - June 30, 2012	185,400,000	$18,540	$(10,576)	-	$-	$(32,953)	$(24,989)

Yellow7, Inc.
(Formerly Yellow7, LLC)
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income	$2,262	$19,847
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation expense	13,204	13,757
Provision for doubtful accounts	3,500	-
Accounts receivable	(19,435)	(12,818)
Deferred tax asset - current	625	5,000
Accounts payable and accrued expenses	17,948	(5,408)
Net cash used by operating activities	18,104	20,378

Cash flows from financing activities:
Shareholder loans	8,000	-
Loans payable	(9,189)	(12,968)
Net cash provided by financing activities	(1,189)	(12,968)

Net increase in cash	16,915	7,410
Cash at beginning of period	4,612	12,021
Cash at end of period	$21,527	$19,431

Supplemental cash flow information:
Cash paid during the period for:
Interest	$12,280	$8,675
Income taxes	$-	$-

Yellow7, Inc.
(Formerly Yellow7 , LLC)
Notes to Condensed Financial Statements
June 30, 2012

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

Basis of Presentation
The accompanying unaudited financial statements of Yellow7 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q.  All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods.  The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year.  The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto  for the fiscal year ended December 31, 2011.

The balance sheet at June 30, 2012 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and notes thereto for the fiscal year ended December 31, 2011.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable.  The Company minimizes its credit risk by performing credit evaluations of its customers' financial condition.  The Company maintains an allowance for doubtful accounts based upon expected collectability.

Accounts Receivable and Allowance for Doubtful Accounts
An allowance for uncollectible accounts is estimated and recorded based on the Company's historical bad debt experience and on management's judgment.  The allowance for uncollectible accounts at June 30, 2012 and December 31, 2011 was $7,000 and $3,500, respectively.

Yellow7, Inc.
(Formerly Yellow7 , LLC)
Notes to Condensed Financial Statements
June 30, 2012

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Yellow7, Inc.
(Formerly Yellow7 , LLC)
Notes to Condensed Financial Statements
June 30, 2012

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) per Common Share
Basic net income (loss) per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net income (loss) per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options, and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at June 30, 2012.

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

Stock Split
On March 20, 2012, the Board of Directors authorized a three-for-one stock split of the Company's common shares for all stockholders of record on March 30, 2012.  The dividend was distributed on April 3, 2012.  All references to share and per share amounts in the condensed financial statements and accompanying notes to the condensed financial statements have been retroactively restated to reflect the three-for-one stock split.

Advertising
Advertising costs are charged to operations as incurred.

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

Yellow7, Inc.
(Formerly Yellow7 , LLC)
Notes to Condensed Financial Statements
June 30, 2012

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
In June 2011, the FASB issued guidance regarding the presentation of comprehensive income.  The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The Company adopted this standard effective January 1, 2012 and it did not affect our results of operations, financial condition or liquidity.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013 and early adoption is permitted.

Note 2.  FURNITURE AND EQUIPMENT

	June 30, 2012	December 31, 2011
Vehicles	$158,523	$158,523
Equipment	21,154	21,154
Furniture and fixtures	9,070	9,070
	188,747	188,747
Accumulated depreciation	(48,625)	(35,421)
	$140,122	$153,326

Depreciation expense was $13,204 and $13,757 for the six months ended June 30, 2012 and  2011, respectively.

Yellow7, Inc.
(Formerly Yellow7 , LLC)
Notes to Condensed Financial Statements
June 30, 2012

Note 3.  LOANS PAYABLE

At June 30, 2012 and December 31, 2011, the Company was obligated for the following loans:

	June 30, 2012	December 31, 2011

4.90% Loan payable due in 60 equal monthly installments of $1,068 through December 2016; secured by vehicle	$52,164	$56,602

4.90% Loan payable due in 60 equal monthly installments of $1,031 through December 2016; secured by vehicle	50,346	54,630

8.00% Loan payable due in 144 equal monthly installments of $383 through October 2020; secured by motor home	30,196	30,663
	132,706	141,895
Less current portion	(23,129)	(22,136)
	$109,577	$119,759

Note 4.  STOCKHOLDERS' EQUITY

On March 20, 2012, the Board of Directors increased the authorized number of common shares to 250,000,000.

Note 5.  RELATED PARTY TRANSACTIONS

In November 2011, the Company signed a five year lease for its offices with a managing member of the Company.  The lease, which terminates in October 2016, calls for monthly rental payments of $3,337.  Rent expense for the six months ended June 30, 2012 and 2011 was $21,589 and $22,434, respectively.

Future minimum annual rentals under the terms of this lease are as follows:

Year	Amount
2012	$20,022
2013	40,044
2014	40,044
2015	40,044
2016	33,370
$173,524

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

Since incorporation, the Company has financed its operations through private investment or shareholder loans. As of June 30, 2012, we had revenues of $422,402 and had total expenses of $382,805 as compared to revenues of $414,875 and expenses of $353,100 for the period June 30, 2011. As of June 30, 2012 we had net loss of $2,262 as compared to net loss of $24,847 for the period ended June 30, 2011.

Results of Operations

 As of June 30, 2012, the Company reported an increase in revenues compared to the period ended March 31, 2011.

As of June 30, 2012 we have experienced an increase in business; however, we have experienced slower payment of accounts receivables from our clients based on the economic environment.  Management expects that slow payments on accounts receivables will decrease as the economy continues to strengthen as indicated by a recent increase in corporate profits.  We further expect our business to grow as corporate profits increase based on the fact that many businesses’ profits are advertising driven.

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

Liquidity and Capital Resources
Cash Flows from Operating Activities

We have generated positive cash flows from operating activities for the period ended June 30, 2012.  Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of June 30, 2012.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities.  Net cash provided by financing activities for the period June 30, 2011 through June 30, 2012 was $8,000 which relates to shareholder loans.

Intangible Assets

There were no intangible assets during the period June 30, 2011 through June 30, 2012.

Material Commitments

There were no material commitments for the period June 30, 2011 through June 30, 2012.

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

There have been no sales of unregistered securities during this quarter ended June 30, 2012.

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

Yellow7, Inc.
(Registrant)

August 30, 2012	By:	/s/ Jason Burgess
Jason Burgess
President and Chief Executive Officer

August 30, 2012	By:	/s/ Jon Burgess
Jon Burgess
Chief Financial Officer

INDEX TO EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.