Form 10-Q/A
period 2012-03-31
YELLOW7, Inc
filed 2012-09-13
CIK 1499618

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Yellow7, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is to include financials statements, furnish the interactive data files formatted in Extensible Business Reporting Language (XBRL) as well as add certifications.

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

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Condensed Balance Sheets
March 31, 2012 and December 31, 2011

ASSETS
	March 31, 2012	December 31, 2011
	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,157	$4,612
Accounts receivable, net of allowance of $3,500 and $3,500, respectively	35,513	40,846
Employee advances	1,121	-
Deferred tax asset	4,375	5,000
Total current assets	46,166	50,458

Furniture and Equipment, net	147,850	153,326

Deferred tax asset - non-current	2,000	2,000

	$196,016	$205,784

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses	$84,291	$83,140
Loans payable - stockholder	8,000	8,000
Loans payable - current portion	22,637	22,136
Total current liabilities	114,928	113,276

Non-current Liabilities
Loans payable - net of current portion	114,569	119,759
Total non-current liabilities	114,569	119,759

Stockholders' Equity (Deficit):
Common stock, $0.0001 par value; 250,000,000 shares authorized,
186,450,000 shares issued and outstanding	18,645	18,645
Additional paid in capital	(10,681)	(7,181)
Treasury stock, at cost	-	(3,500)
Retained Earnings (Deficit)	(41,445)	(35,215)
	(33,481)	(27,251)

	$196,016	$205,784

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Condensed Statements of Operations
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Revenue, net	$205,708	$176,562

Cost of sales
Contract labor	13,833	10,363
Other costs of sales	4,167	6,371
Total cost of sales	18,000	16,734

Gross profit	187,708	159,828

Operating expenses:
Advertising	7,164	3,431
Depreciation	5,475	6,878
Rent	10,850	11,455
Salaries	110,430	106,046
Telephone	3,945	3,641
Other	55,449	41,972
	193,313	173,423

Loss before other income and expenses	(5,605)	(13,595)

Other income and (expenses)
Income tax (expense)/benefit	(625)	2,000
	(625)	2,000

Net loss	$(6,230)	$(11,595)

Net loss per common share - Basic and
fully diluted	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and fully diluted	186,450,000	164,510,000

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Statement of Stockholders' Equity (Deficit)
March 31, 2012
(Unaudited)

			Additional Paid in Capital			Retained Earnings (Deficiency)	Total Stockholders' Deficiency
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
Balance - January 1, 2011	213,950,000	$21,395	$(9,931)	-	$-	$(53,937)	$(42,473)

Cancellation of stock	(27,500,000)	(2,750)	2,750	-	-	-	-
Purchase of treasury stock, at cost	-	-	-	350,000	(3,500)	-	(3,500)
Net income	-	-	-	-	-	23,666	23,666
Balance - December 31, 2011	186,450,000	18,645	(7,181)	350,000	(3,500)	(30,271)	(22,307)

Cancellation of treasury stock	-	-	(3,500)	(350,000)	3,500	-	-
Net loss	-	-	-	-	-	(6,230)	(6,230)
Balance - March 31, 2012	186,450,000	$18,645	$(10,681)	-	$-	$(36,501)	$(28,537)

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011

Cash flows from operating activities:
Net loss	$(6,230)	$(11,595)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation expense	5,475	6,878
Accounts receivable	5,333	12,481
Prepaid expenses	(1,121)	-
Deferred tax asset - current	625	(2,000)
Accounts payable and accrued expenses	1,151	(7,804)
Net cash provided (used) by operating activities	5,233	(2,040)

Cash flows from financing activities:
Loans payable	(4,688)	(6,773)
Net cash used by financing activities	(4,688)	(6,773)

Net increase in cash	545	(8,813)
Cash at beginning of period	4,612	12,021
Cash at end of period	$5,157	$3,208

Supplemental cash flow information:
Cash paid during the period for:
Interest	$4,918	$16,699
Income taxes	$-	$-

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Notes to Financial Statements
March 31, 2012

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

The balance sheet at March 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and notes thereto for the fiscal year ended December 31, 2011.

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
March 31, 2012

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
March 31, 2012

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) per Common Share
Basic net income (loss) per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net income (loss) per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options, and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at March 31, 2011.

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

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Notes to Financial Statements
March 31, 2012

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

Note 2.  FURNITURE AND EQUIPMENT

	March 31, 2012	December 31, 2011
Vehicles	$158,523	$158,523
Equipment	21,154	21,154
Furniture and fixtures	9,070	9,070
	188,747	188,747
Accumulated depreciation	(40,897)	(35,421)
	$147,850	$153,326

Depreciation expense was $5,475 and $6,878 for the three months ended March 31, 2012 and  2011, respectively.

Note 3.  LOAN PAYABLE STOCKHOLDER

In December 2011 a stockholder and officer of the Company lent the Company $8,000.  The loan bears no interest and is due on demand.

Yellow7 , Inc.
(Formerly Yellow7 , LLC)
Notes to Financial Statements
March 31, 2012

Note 4.  LOANS PAYABLE

At March 31, 2012 and December 31, 2011, the Company was obligated for the following loans:

	March 31, 2012	December 31, 2011
4.90% Loan payable due in 60 equal monthly installments of $1,068 through December 2016; secured by vehicle	$54,190	$56,602

4.90% Loan payable due in 60 equal monthly installments of $1,031 through December 2016; secured by vehicle	52,303	54,630

8.00% Loan payable due in 144 equal monthly installments of $383 through October 2020; secured by motor home	30,713	30,663
	137,206	141,895
Less current portion	(22,637)	(22,136)
	$114,569	$119,759

Note 5. STOCKHOLDERS' EQUITY

On March 20, 2012, the Board of Directors increased the authorized number of common shares to 250,000,000.

Note 6.  RELATED PARTY TRANSACTIONS

In November 2011, the Company signed a five year lease for its offices with a managing member of the Company.  The lease, which terminates in October 2016, calls for monthly rental payments of $3,337.  Rent expense for the quarters ended March 31, 2012 and 2011 was $10,850 and $11,455, respectively.

Future minimum annual rentals under the terms of this lease are as follows:

Year	Amount
2012	$30,033
2013	40,044
2014	40,044
2015	40,044
2016	33,370
$183,535

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

●	Web Design (15%)

●	Web Development (15%)

●	Mobile Design/Development (5%)

●	Mobile Application Development (5%)

●	Website Application Development (10%)

●	Paid Search Marketing (5%)

●	Media Planning/Buying (2%)

●	Banner Advertising / Rich Media Advertising (5%)

●	Social media Marketing (5%)

●	Search Engine Optimization (20%)

●	Email Marketing (5%)

●	Reputation management (1%)

●	Mobile Marketing (2%)

●	Flash Design/Development (5%)

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

Yellow7, Inc.
(Registrant)

September 12, 2012	By:	/s/ Jason Burgess
Jason Burgess
President and Chief Executive Officer

September 12, 2012	By:	/s/ Jon Burgess
Jon Burgess
Chief Financial Officer

INDEX TO EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002