Form 10-Q
period 2012-09-30
YELLOW7, Inc
filed 2013-03-12
CIK 1499618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2012
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

        As of November 15, 2012, there were 185,400,000 shares of the Registrant's common stock, $.0001 par value outstanding.

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

PART I—FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

        The financial statements of Yellow7, Inc. ("Yellow7" or the "Company") as of September 30, 2012 and December 31, 2011 and for the nine months ended September  30, 2012  included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on March 31, 2012.

Yellow7, Inc.
(Formerly Yellow7, LLC)
Condensed Balance Sheets
September 30, 2012 and December 31, 2011

ASSETS
	September 30, 2012	December 31, 2011
	(Unaudited)
Current Assets:
Cash and cash equivalents	$35,547	$4,612
Accounts receivable, net of allowance of $15,000 and $3,500, respectively	25,306	40,846
Prepaid expenses	758	-
Deferred tax asset-current	4,000	5,000
Total current assets	65,611	50,458
Furniture and Equipment, net	132,393	153,326

Deferred tax asset - non-current	2,000	2,000

	$200,004	$205,784

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities:
Accounts payable and accrued expenses	$81,222	$83,140
Loans payable - stockholders	16,000	8,000
Loans payable - current portion	20,195	22,136
Total current liabilities	117,417	113,276

Non-current Liabilities
Loans payable - net of current portion	105,854	119,759
Total non-current liabilities	105,854	119,759
Total liabilities	223,271	233,035
Stockholders' Equity (Deficiency):
Common stock, $0.0001 par value; 250,000,000 shares authorized,
185,400,000 shares issued and outstanding	18,540	18,540
Additional paid in capital	(10,576)	(7,076)
Treasury stock, at cost	-	(3,500)
Retained Earnings (Deficiency)	(31,231)	(35,215)
	(23,237)	(27,251)

	$200,004	$205,784

Yellow7, Inc.
(Formerly Yellow7, LLC)
Condensed Statements of Operations
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue, net	$221,002	$253,934	$635,877	$668,809

Cost of sales
Contract labor	8,857	8,479	31,197	30,819
Other costs of sales	4,954	63,497	19,532	78,075
Total cost of sales	13,811	71,976	50,729	108,894

Gross profit	207,191	181,958	585,148	559,915

Operating expenses:
Advertising	10,123	14,289	19,109	23,275
Provision for bad debts	11,500	-	11,500	-
Depreciation	7,176	6,889	20,933	20,646
Rent	9,139	10,950	31,573	33,384
Officers’ compensation	57,302	80,950	177,502	199,200
Salaries	62,362	16,213	145,081	100,882
Telephone	2,470	3,361	11,190	12,351
Other	63,360	69,842	150,979	157,461
	223,432	202,764	567,867	547,199
Net(loss) income before other income and expenses	(16,241)	(20,806)	17,281	12,716

Other income and (expenses)
Interest income	-	2,536	-	2,536
Income tax benefit (expense)	4,000	3,000	(1000)	(2,000)

Interest expense	(3,622)	(913)	(12,297)	(9,588)

Net (loss)/income	$(15,863)	$(16,183)	$3,984	$3,664

Net (loss)/income per common share - Basic and fully diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding - Basic and fully diluted	76,805,836	43,212,192	113,474,959	43,212,192

Yellow7, Inc.
(Formerly Yellow7, LLC)
Statement of Stockholders' Equity (Deficit)
September 30, 2012
(Unaudited)

			Additional			Retained	Total
	Common Stock		Paid in	Treasury Stock		Earnings	Stockholders'
	Shares	Amount	Capital	Shares	Amount	(Deficiency)	Deficiency
Balance - January 1, 2011	212,900,000	$21,290	$(9,826)	-	$-	$(58,881)	$(47,417)

Cancellation of stock	(27,500,000)	(2,750)	2,750	-	-	-	-
Purchase of treasury stock, at cost	-	-	-	350,000	(3,500)	-	(3,500)
Net income	-	-	-	-	-	23,666	23,666
Balance - December 31, 2011	185,400,000	18,540	(7,076)	350,000	(3,500)	(35,215)	(27,251)

Cancellation of treasury stock	-	-	(3,500)	(350,000)	3,500	-	-
Net income	-	-	-	-	-	3,984	3,984
Balance - September 30, 2012	185,400,000	$18,540	$(10,576)	-	$-	$(31,231)	$(23,267)

Yellow7, Inc.
(Formerly Yellow7, LLC)
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011

Cash flows from operating activities:
Net income	$3,984	$3,664
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	20,933	20,646
Provision for doubtful accounts	11,500	-
Accounts receivable	4,040	(16,053)
Deferred tax asset - current	(758)	-
Accounts payable and accrued expenses	(1,918)	2,765
Net cash used by operating activities	38,781	13,022

Cash flows from financing activities:
Purchase of treasury stock, at cost	-	(3,500)
Shareholder loans	8,000	-
Loans payable	(15,846)	(17,621)
Net cash provided by financing activities	(7,846)	(21,121)
Net increase (decrease) in cash	30,935	(8,099)
Cash at beginning of period	4,612	12,021
Cash at end of period	$35,547	$3,922

Supplemental cash flow information:
Cash paid during the period for:
Interest	$12,297	$9,588
Income taxes	$-	$-

Yellow7, Inc.
(Formerly Yellow7 , LLC)
Notes to Condensed Financial Statements
September 30, 2012

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

The balance sheet at September 30, 2012 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and notes thereto for the fiscal year ended December 31, 2011.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable.  The Company minimizes its credit risk by performing credit evaluations of its customers' financial condition.  The Company maintains an allowance for doubtful accounts based upon expected collectability.

Accounts Receivable and Allowance for Doubtful Accounts
An allowance for uncollectible accounts is estimated and recorded based on the Company's historical bad debt experience and on management's judgment.  The allowance for uncollectible accounts at September 30, 2012 and December 31, 2011 was $15,000 and $3,500, respectively.

Yellow7, Inc.
(Formerly Yellow7 , LLC)
Notes to Condensed Financial Statements
September 30, 2012

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
September 30, 2012

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) per Common Share
Basic net income (loss) per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net income (loss) per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options, and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at September 30, 2012.

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
September 30, 2012

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

Note 2.  FURNITURE AND EQUIPMENT

	September 30, 2012	December 31, 2011
Vehicles	$158,523	$158,523
Equipment	21,154	21,154
Furniture and fixtures	9,070	9,070
	188,747	188,747
Accumulated depreciation	(56,354)	(35,421)
	$132,393	$153,326

Depreciation expense was $20,933 and $20,646 for the nine months ended September 30, 2012 and  2011, respectively.

Yellow7, Inc.
(Formerly Yellow7 , LLC)
Notes to Condensed Financial Statements
September 30, 2012

Note 3.  LOANS PAYABLE

At September 30, 2012 and December 31, 2011, the Company was obligated for the following loans:

	September 30, 2012	December 31, 2011

4.90% Loan payable due in 60 equal monthly installments of $1,068 through December 2016; secured by vehicle	$49,058	$56,602

4.90% Loan payable due in 60 equal monthly installments of $1,031 through December 2016; secured by vehicle	47,351	54,630

8.00% Loan payable due in 144 equal monthly installments of $383 through October 2020; secured by motor home	29,640	30,663
	126,049	141,895
Less current portion	(20,195)	(22,136)
	$105,854	$119,759

Note 4.  STOCKHOLDERS' EQUITY

On March 20, 2012, the Board of Directors increased the authorized number of common shares to 250,000,000.

Note 5.  RELATED PARTY TRANSACTIONS

In November 2011, the Company signed a five year lease for its offices with a managing member of the Company.  The lease, which terminates in October 2016, calls for monthly rental payments of $3,337.  Rent expense for the nine months ended September 30, 2012 and 2011 was $31,573 and $33,384, respectively.

Note 6.  SUBSEQUENT EVENTS

On January 10, 2013, QED Connect, Inc. (“QED” or “Buyer”) purchased 110,874,240 shares of the common stock of Yellow7, Inc. (the “Company”), representing approximately 59% of the Company’s issued and outstanding stock from, the Company’s directors and officers (Jason Burgess and Jon Burgess, the “Sellers”)

On January 10, 2013, M. Thomas Makmann was appointed President, Chief Executive Officer and director of the Company. Mr. Makmann was appointed as a director of the Company pursuant to QED’s purchase and sale agreement with the Sellers.

On January 11, 2013, Jason Burgess resigned as President, Chief Executive Officer and director of the Company. His resignation was not the result of any disagreement with the Company.

On January 11, 2013, Jon Burgess resigned as Chief Financial Officer and director of the Company. His resignation was not the result of any disagreement with the Company.

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

Since incorporation, the Company has financed its operations through private investment or shareholder loans. For the nine months and three months ended September 30, 2012, we had revenues of $635,877 and $221,002, respectively and had total expenses of $618,596 and $23724 as compared to revenues of $668,809 and $253,934 and total expenses of $656,093 and $274,740 for the nine months and three months ended September 30, 2011, respectively. For the nine months ended September 30, 2012 we had net income of $3,984 as compared to net income of $3,664 for the period ended September 30, 2011.

Results of Operations

As of September 30, 2012, the Company reported a decrease in revenues compared to the period ended September 30, 2011.

As of September 30, 2012 we have experienced a decrease in business. We have continued to experience slower payment of accounts receivables from our clients based on the economic environment.  Management expects that slow payments on accounts receivables will decrease as the economy continues to strengthen as indicated by a recent increase in corporate profits.  We further expect our business to grow as corporate profits increase based on the fact that many businesses’ profits are advertising driven.

To date, the Company has successfully implemented its business plan and is attempting to secure additional funding to continue the expansion process into the medical and mobile industries. The Company intends to continue developing its own internet properties including lead generation websites, social communities, and directory services targeting specific industries. Management believes there is a current trend for increased advertising and web development related services based upon recent increased corporate profits.   Most businesses rely on advertising of some sort to increase their respective revenue models.  Web development and on-line marketing services are the Company’s primary sources of revenue and management expects these numbers to increase as economic growth increases.  The following represents the approximate percentage of revenue attributed to each service provided by the Company for the nine months ended September 30, 2012.

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

Liquidity and Capital Resources
Cash Flows from Operating Activities

We have generated positive cash flows from operating activities for the nine months ended September 30, 2012.  Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of September 30, 2012.

Cash Flows from Financing Activities

Net cash used by financing activities for the nine months ended September 30, 2012 and September 30, 2011 was $8,000 and $21,121, respectively, which related mainly to repayment of shareholder loans.

Intangible Assets

There were no intangible assets during the periods ended September 30, 2012  and September 30, 2011, respectively.

Material Commitments

There were no material commitments for the at September 30, 2012 and September 30, 2011, respectively.

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

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the nine months ended September 30, 2012 and 2011, respectively.

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

There have been no sales of unregistered securities during this quarter ended September 30, 2012.

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

Yellow7, Inc.
(Registrant)

March 7, 3013	By:	/s/ Thomas Makmann
Thomas Makmann
President and Chief Executive Officer

INDEX TO EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.