Form 10-K
period 2012-12-31
YELLOW7, Inc
filed 2013-04-16
CIK 1499618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes G No ☑

On December 31, 2012 there were 185,400,000 shares of the registrant’s Common Stock issued and outstanding.

Yellow7, Inc

FORM 10-K

For The Fiscal Year Ended December 31, 2012

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

Employees

Other than our officers and directors, there are 4 employees of the Company.  Our officers and directors intend to do whatever work is necessary to increase revenues from operations.  Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2012.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has not been approved for quotation or trading and, accordingly, a public trading market for our shares of common stock has not yet commenced and no shares of our common stock have been traded.  There can be no assurance that such a public trading market will develop, or, if such a trading market is developed, that it can be maintained with liquidity.  On December 31, 2012 there were 23 registered holders of our common stock.  Shares not registered do not qualify for an exemption are restricted from resale under Rule 144 of the Securities Act of 1933, as amended.

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

Item 6.  Selected Financial Data.

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the year ended December 31, 2012, and for the period December 31, 2011, together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.

	Year Ended December 31, 2012	Year ended December 31, 2011
Statement of Operations Data:
Revenue:	$860,118	878,268

Expenses:
General and administrative	766,805	706,671
Depreciation	31,617	27,149

Total expenses	782,815	733,820

Net (loss)/income	$(10,794)	23,666

Basic and diluted net income per share	$-0-	-0-
weighted average number of common shares outstanding	157,090,520	35,998,083

Balance Sheet Data:	As of December 31, 2012	As of December 312011
Cash and cash equivalents	$27,973	$4,612
Total assets	187,702	205,784
Total long-term liabilities	96,759	119,759
Total liabilities	225,767	233,035
Total liabilities and stockholders’ equity/(deficit)	187,722	205,784

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with (i) our financial statements for the years ended December 31, 2012 and  December 31, 2011 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Since incorporation, the Company has financed its operations through private investment.  We will continue to raise expansion capital through private placement or debt financing.  For the year ended December 31, 2012, we had revenues of  $860,118 and had operating expenses of $782,815 as compared to revenues of $878,268 and operating expenses of  $750,941 for the year ended December 31, 2011.  For the year ended December 31, 2012 we had net incomebefore other income and expenses of $2,813 as compared to net income before other income and expenses of $27,707 for the year ended December 31, 2011.

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

Results of Operations

For the year ended  December 31, 2012, the Company reported a decease in revenues compared to the year ended December 31, 2011.

For the year ended December 31, 2012 we have experienced a decrease in business; however, we have continued to experience slower collections of accounts receivables from our clients based on the economic environment.  Management expects that slow payments on accounts receivables will decrease as the economy continues to strengthen as indicated by a recent increase in corporate profits.  We further expect our business to grow as corporate profits increase based on the fact that many businesses’ profits are advertising driven.

To date, the Company has successfully implemented its business plan and is attempting to secure additional funding to continue the expansion process into the medical and mobile industries. The Company intends to continue developing its own internet properties including lead generation websites, social communities, and directory services targeting specific industries. Management believes there is a current trend for increased advertising and web development related services based upon recent increased corporate profits.   Most businesses rely on advertising of some sort to increase their respective revenue models.  Web development and on-line marketing services are the Company’s primary sources of revenue and management expects these numbers to increase as economic growth increases.  The following represents the approximate percentage of revenue attributed to each service provided by the Company for the year ended December 31, 2012.

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

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2012:

Cash and cash equivalents	$27,973
Total assets	187,722
Total liabilities	225,767
Total liabilities and stockholders’ deficit	187,722

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities for the years ended December 31, 2012 and 2011, respectively.  Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

Cash flows used by investing activities were $-0- and $59,116 for the years ended December 31, 2012 and 2011, respectively.

Cash Flows from Financing Activities

Cash flows (used)/provided by  financing activities were $(13,600) and $42,394 for the years ended December 31, 2012 and 2011, respectively.

Intangible Assets

There were no intangible assets at December 31, 2012 and 2011, respectively.

Material Commitments

There were no material commitments at December 31,2012 and 2011, respectively.

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

Item 8.  Financial Statements and Supplementary Data.

Yellow7, Inc.
(Formerly Yellow7, LLC)
Balance Sheet
December 31, 2012 and 2011

ASSETS
	2012	2011
Current Assets:
Cash and cash equivalents	$27,973	$4,612
Accounts receivable, net of allowance of $15,000 and $3,500, respectively	28,396	40,846
Prepaid expenses	644	-
Deferred tax asset - current	7,000	5,000
Total current assets	64,013	50,458

Furniture and Equipment, net	121,709	153,326

Deferred tax asset - non-current	2,000	2,000

	$187,722	$205,784

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
Accounts payable and accrued expenses	$89,472	$83,140
Loans payable - stockholder	16,000	8,000
Loans payable - current portion	23,536	22,136
Total current liabilities	129,008	113,276

Non-current Liabilities
Loans payable - net of current portion	96,759	119,759
Total non-current liabilities	96,759	119,759
Total liabilities	225,767	233,035

Stockholders' Deficiency:
Common stock, $0.0001 par value; 100,000,000 shares authorized,
185,400,000 and 62,150,000 shares issued and outstanding	18,540	6,215
Additional paid in capital	(10,576)	5,249
Treasury stock, at cost; 350,000 and -0- shares at
December 31, 2012 and 2011, respectively	-	(3,500)
Retained Earnings (Deficit)	(46,009)	(35,215)
	(38,045)	(27,251)

	$187,722	$205,784

See accompanying notes to financial statements

Yellow7, Inc.
(Formerly Yellow7, LLC)
Statements of Operations
For the Years Ended December 31, 2012 and 2011

	For the Year Ended December 31,
	2012	2011

Revenue, net	$860,118	$878,268

Cost of sales
Contract labor	31,797	43,437
Other costs of sales	42,693	83,890
Total cost of sales	74,490	127,327

Gross profit	785,628	750,941

Operating expenses:
Advertising	21,456	34,360
Provision for bad debts	14,500	-
Depreciation	31,617	27,149
Rent	42,176	43,716
Officers' compensation	232,255	245,400
Salaries	189,577	134,151
Telephone	14,798	15,897
Other	236,436	233,147
	782,815	723,234

Net income before other income and expenses	2,813	27,707

Other income and (expenses)
Income tax benefit/(expense)	2,000	(9,000)
Interest expense	(15,607)	(10,586)
Gain/(Loss) on disposal of fixed assets	-	15,545
	(13,607)	(4,041)

Net (loss)/income	$(10,794)	$23,666

Net income per common share - Basic and fully diluted	$(0.00)	$0.00

Weighted average number of shares outstanding - Basic and fully diluted	157,090,520	35,998,083

See accompanying notes to financial statements

Yellow7, Inc.
(Formerly Yellow7, LLC)
Statement of Stockholders' Equity (Deficit)
December 31, 2012

	Common Stock		Additional Paid in	Treasury Stock		Retained Earnings	Total Stockholders' Deficiency
	Shares	Amount	Capital	Shares	Amount	(Deficiency)	Total
Balance - January 1, 2011	212,900,000	$21,290	$(9,826)	-	$-	$(58,881)	$(47,417)

Cancellation of stock	(27,500,000)	(2,750)	2,750	-	-	-	-
Purchase of treasury stock, at cost	-	-	-	350,000	(3,500)	-	(3,500)
Net income	-	-	-	-	-	23,666	23,666
Balance - December 31, 2011	185,400,000	18,540	(7,076)	350,000	(3,500)	(35,215)	(27,251)
	-
Cancellation of treasury stock		-	(3,500)	(350,000)	3,500	-	-
Net loss	-	-	-			(10,794)	(10,794)
Balance - December 31, 2012	185,400,000	$18,540	$(10,576)	-	$-	$(46,009)	$(38,045)

See accompanying notes to financial statements

Yellow7, Inc.
(Formerly Yellow7, LLC)
Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	2012	2011

Cash flows from operating activities:
Net (loss)/income	$(10,794)	$23,666
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation expense	31,617	27,149
Provision for doubtful accounts	11,500	-
Accounts receivable	950	(20,504)
Prepaid expenses	(644)	-
Deferred tax assets	(2,000)	9,000
Accounts payable and accrued expenses	6,332	(14,453)
Gain on disposal of equipment	-	(15,545)
Net cash provided by operating activities	36,961	9,313

Cash flows from investing activities:
Purchase of equipment	-	(119,116)
Proceeds from sale of equipment	-	60,000
Net cash used by investing activities	-	(59,116)

Cash flows from financing activities:
Purchase of treasury stock, at cost	-	(3,500)
Shareholders' loans	8,000	8,000
Loans payable	(21,600)	37,894
Net cash (used)/provided by financing activities	(13,600)	42,394

Net increase/(decrease) in cash	23,361	(7,409)
Cash at beginning of period	4,612	12,021
Cash at end of period	$27,973	$4,612

Supplemental cash flow information:
Cash paid during the period for:
Interest	$15,455	$10,586
Income taxes	$-	$-

See accompanying notes to financial statements

Yellow7, Inc.
(Formerly Yellow7, LLC)
Notes to Financial Statements
December 31, 2012 and 2011

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

Accounts Receivable and Allowance for Doubtful Accounts
An allowance for uncollectible accounts is estimated and recorded based on the Company's historical bad debt experience and on management's judgment.  The allowance for uncollectible accounts at December 31, 2012 and 2011 was $15,000 and $3,500, respectively.

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
December 31, 2012 and 2011

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

Advertising
The Company expenses advertising as incurred. Advertising expenses for the years ended December 31, 2012 and 2011 were $21,456 and $34,360, respectively

Income Taxes
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

Yellow7, Inc.
(Formerly Yellow7, LLC)
Notes to Financial Statements
December 31, 2012 and 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Information
The Company follows Accounting Standards Codification ("ASC") 280, "Segment Reporting".  The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Recent Accounting Pronouncements
Effective January 1, 2012, we adopted ASU 2011-05, "Presentation of Comprehensive Income", which (i) eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and (ii) requires the presentation of each component of net income and each component of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  The adoption of ASU-2011-05 did not have a material impact on our financials statements.

Effective January 1, 2012, we adopted ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS)", which amends ASC 820, "Fair Value Measurement".  ASU 2011-04 provides common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards and improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  ASU 2011-04 is effective for entities prospectively for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on our financial statements.

Note 2. FURNITURE AND EQUIPMENT

Major classifications of furniture and equipment as at December 31, 2012 and 2011 are as follows:

	2012	2011
Vehicles	$158,523	$158,523
Equipment	21,154	21,154
Furniture and fixtures	9,070	9,070
	188,747	188,747
Accumulated depreciation	(67,038)	(35,421)
	$121,709	$153,326

Depreciation expense for the years ended December 31, 2012 and 2011 was $31,617 and $27,149, respectively.

Yellow7, Inc.
(Formerly Yellow7, LLC)
Notes to Financial Statements
December 31, 2012 and 2011

Note 3. LOAN PAYABLE STOCKHOLDER

For the years ended December 31, 2012 and 2011 a stockholder and officer of the Company lent the Company $8,000 and $8,000, respectively. The loan bears no interest and is due on demand.

Note 4. LOANS PAYABLE

At December 31, 2012 and 2011, the Company was obligated for the following loans:

	2012	2011

4.90% Loan payable due in 60 equal monthly installments of $1,068 through December 2016; secured by vehicle	$46,716	$56,602

4.90% Loan payable due in 60 equal monthly installments of $1,031 through December 2016; secured by vehicle	45,089	54,631

8.00% Loan payable due in 144 equal monthly installments of $383 through October 2020; secured by motor home	28,490	30,662
	120,295	141,895
Less current portion	(23,536)	(22,136)
	$96,759	$119,759

Future minimum maturities of long term debt are as follows:

Year	Amount
2013	$23,536
2014	24,793
2015	26,121
2016	27,503
2017	3,246
Thereafter	15,096
$120,295

Note 5. STOCKHOLDERS' EQUITY

In July 2010, when the Company changed its equity structure to that of a corporation it issued 40,200,000 shares of common stock at par value for cash.

In August 2010 the Company issued 10,000 shares of common stock at $0.25 for cash.

Yellow7, Inc.
(Formerly Yellow7, LLC)
Notes to Financial Statements
December 31, 2012 and 2011

Note 5. STOCKHOLDERS' EQUITY (continued)

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

Note 6. RELATED PARTY TRANSACTIONS

In November 2011, the Company signed a five year lease for its offices with a stockholder and officer of the Company.  The lease, which terminates in October 2016, calls for monthly rental payments of $3,337.  Rent expense for the years ended December 31, 2012 and 2011 was $42,176 and $43,716, respectively.

Future minimum annual rentals under the terms of this lease are as follows:

Year	Amount
2013	$40,044
2014	40,044
2015	40,044
2016	33,370
$153,502

Note 7. SUBSEQUENT EVENT

In January 2013, in a private transaction, QED Connect, Inc. acquired 59% (or 110,874,240 common shares) of the Company from two officers and directors.  Subsequent to the purchase of these shares the current President and CEO resigned and Mr. Thomas Makmann was appointed as President and CEO in his place.

As a result of this transaction, the Company may be limited in the amount of the benefit it will obtain from its carryforward loss of approximately $73,000.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2012, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of March 30, 2013.

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

Item 9B.  Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2012, but not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of March 31, 2013 is as follows:

Executive Officers and Directors

Name	Age	Office	Since
Jason Burgess	39	Chief Executive Officer, Treasurer, Director	Inception
Jon Burgess	42	Chief Operating Officer, Secretary, Director	Inception

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jason Burgess,	2011	122,700	Nil	Nil	Nil	Nil	Nil	Nil	122,700
CEO, Treasurer, Director	2012	113,205	Nil	Nil	Nil	Nil	Nil	Nil	113,205

Jon Burgess,	2011	122,700	Nil	Nil	Nil	Nil	Nil	Nil	122,700
COO, Secretary, Director	2012	123,050	Nil	Nil	Nil	Nil	Nil	Nil	123,050

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

Grants of Plan-Based Awards in 2012

We have not granted any plan-based awards to our named executive officers since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officers, as of December 31, 2012, our fiscal year-end.

Option Exercises and Stock Vested in 2012

Our named executive officers did not exercise any options, nor did any unvested shares of stock vest, during fiscal year  2012.  Our named executive officers do not have any stock options or unvested shares of stock of the Company.

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

Potential Payments Upon Termination or Change in Control

As of December 31, 2012, there were no potential payments or benefits payable to our named executive officers upon their termination or in connection with a change in control.

Grants of Plan-Based Awards in 2012

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

Name of beneficial owner	Amount of beneficial ownership	Percent owned
Jason Burgess, Chief Executive Officer 104 Hardwicke Lane, Little Elm, TX 75068	57,750,000	31.14%

Jon Burgess, Chief Operating Officer 104 Hardwicke Lane, Little Elm, TX 75068	57,744,000	31.14%

All officers and directors as a group (2)	115,494,000	62.29%

The percent of class is based 185,400,000 shares of common stock issued and outstanding as of the date of this prospectus.

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

Item 14.   Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2011 and December 31, 2012

	2011	2012
Audit Fees	$13,700	$14,000
Audit-Related Fees	-0-	-0-
Tax Fees	1,500	1,500
All Other Fees	-0-	-0-

Total Audit and Audit-Related Fees	$15,200	$15,500

Item 15. Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws, as currently in effect*
4.1	Specimen common stock certificate*
23.1	Consent of David A. Aronson, CPA, PA (filed herewith)
31.1	302 Certification – Jason Burgess (filed herewith)
32.1	906 Certification – Jon Burgess (filed herewith)
      __________

*	Previously filed with the SEC as exhibits on the registrant’s Form S-1for Registration of Securities on February 9, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April 2013.

YELLOW7, INC.

By:	/s/ Tom Makmann
Tom Makmann
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title

/s/ Tom Makmann	Principal Executive Officer
Tom Makmann	Treasurer and Director

INDEX TO EXHIBITS

REPORT ON FORM 10-K

For the Year Ended December 31, 2012

PURSUANT TO ITEM 601 OF REGULATION S-K

Yellow7, Inc

Exhibits

23.1	Consent of David A. Aronson, CPA, PA (filed herewith)
31.1	302 Certification – Tom Makmann (filed herewith)
32.1	906 Certification – Tom Makmann (filed herewith)