Form 10-Q
period 2013-03-31
ENERGY TODAY, INC.
filed 2013-05-20
CIK 1499618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number- 333-170578

ENERGY TODAY, INC.
(Exact name of registrant as specified in the charter)

Texas	61-155055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

373 South Willow St., #254, Manchester, NH 03103	03103
(Address of principal executive office)	(Zip Code)

(603)-425-8933
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

As of May 20, 2013, there were 25,048,238 shares of the Registrant's common stock, $.0001 par value outstanding.

Table of Contents

Energy Today, Inc.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The financial statements of Energy Today, Inc. ("Energy Today" or the "Company") as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013  included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on April 20, 2013.

Energy Today, Inc.
(Formerly Yellow7, Inc.)
Condensed Balance Sheets
March 31, 2013 and December 31, 2012

ASSETS
	March 31, 2013	December 31, 2012

	(Unaudited)
Current Assets:
Cash and cash equivalents	$33,128	$27,973
Accounts receivable, net of allowance of $3,500 and $15,000, respectively	20,038	28,396
Employee advances	-	644
Deferred tax asset	7,000	7,000
Total current assets	60,166	64,013

Furniture and Equipment, net	114,451	121,709

Other Assets:
Intangibles	82,500	-
Deferred tax asset - non-current	2,000	2,000
Total other assets	84,500	2,000

	$259,117	$187,722

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses	$73,676	$89,472
Loans payable - stockholders	38,758	16,000
Loans payable - current portion	23,845	23,536
Total current liabilities	136,279	129,008

Non-current Liabilities
Loans payable - net of current portion	90,723	96,759
Total non-current liabilities	90,723	96,759

Stockholders' Equity (Deficit):
Common stock, $0.0001 par value; 250,000,000 shares authorized,
240,009,700 and 185,400,000 shares issued and outstanding, respectively	24,001	18,540
Additional paid in capital	66,463	(10,576)
Treasury stock, at cost	-	-
Retained Earnings (Deficit)	(58,349)	(46,009)
	32,115	(38,045)

	$259,117	$187,722

See accompanying notes to financial statements.

Energy Today, Inc.
(Formerly Yellow7, Inc.)
Condensed Statements of Operations
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Revenue, net	$192,400	$205,708

Cost of sales
Contract labor	19,019	13,833
Other costs of sales	6,443	4,167
Total cost of sales	25,462	18,000

Gross profit	166,938	187,708

Operating expenses:
Advertising	1,934	7,164
Provision for bad debts	(11,000)	-
Depreciation	7,258	5,475
Rent	9,900	10,850
Salaries	66,375	110,430
Telephone	5,458	3,945
Other	99,353	55,449
	179,278	193,313

Loss before other income and expenses	(12,340)	(5,605)

Other income and (expenses)
Income tax (expense)/benefit	-	(625)
	-	(625)

Net loss	$(12,340)	$(6,230)

Net loss per common share - Basic and
fully diluted	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and fully diluted	147,700,915	45,592,713

See accompanying notes to financial statements.

Energy Today, Inc.
(Formerly Yellow7, Inc.)
Statement of Stockholders' Equity (Deficit)
March 31, 2013
(Unaudited)

	Common Stock		Additional Paid in	Treasury Stock		Retained Earnings	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	(Deficiency)	Deficiency
Balance - January 1, 2012	185,400,000	$18,540	$(7,076)	350,000	$(3,500)	$(35,215)	$(27,251)

Cancellation of treasury stock	-	-	(3,500)	(350,000)	3,500	-	-
Net loss	-	-	-	-	-	(10,794)	(10,794)
Balance - December 31, 2012	185,400,000	18,540	(10,576)	-	-	(46,009)	(38,045)

Issuance of common stock to acquire
intangible asset at $0.00151	54,609,700	5,461	77,039	-	-	-	82,500
Net loss	-	-	-	-	-	(12,340)	(12,340)
Balance - March 31, 2012	240,009,700	$24,001	$66,463	-	$-	$(58,349)	$32,115

See accompanying notes to financial statements.

Energy Today, Inc.
(Formerly Yellow7, Inc.)
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012

Cash flows from operating activities:
Net loss	$(12,340)	$(11,595)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation expense	7,258	6,878
Accounts receivable	8,358	12,481
Prepaid expenses	644	-
Deferred tax asset - current	-	(2,000)
Accounts payable and accrued expenses	(15,796)	(7,804)
Net cash provided (used) by operating activities	(11,876)	(2,040)

Cash flows from financing activities:
Shareholders' loans	22,758	-
Loans payable	(5,727)	(6,773)
Net cash used by financing activities	17,031	(6,773)

Net increase in cash	5,155	(8,813)
Cash at beginning of period	27,973	12,021
Cash at end of period	$33,128	$3,208

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,282	$16,699
Income taxes	$-	$-

Noncash Transactions
Purchase of intangible asset for common stock	$(82,500)	$-

See accompanying notes to financial statements.

Energy Today, Inc.
(Formerly Yellow7, Inc.)
Notes to Financial Statements
March 31, 2013

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Energy Today, Inc. (formerly Yellow7, Inc.) (the "Company") was organized in Texas in January 2008 as a limited liability company.  Prior to that date the Company was organized as a general partnership.  On July 13, 2010 the Company's' equity structure was converted to that of a corporation.  The Company provides software development and web development services to the general public.

Basis of Presentation
The accompanying unaudited financial statements of Energy Today have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q.  All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods.  The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year.  The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto  for the fiscal year ended December 31, 2012.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and notes thereto for the fiscal year ended December 31, 2012.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable.  The Company minimizes its credit risk by performing credit evaluations of its customers' financial condition.  The Company maintains an allowance for doubtful accounts based upon expected collectability.

Accounts Receivable and Allowance for Doubtful Accounts
An allowance for uncollectible accounts is estimated and recorded based on the Company's historical bad debt experience and on management's judgment.  The allowance for uncollectible accounts at March 31, 2013 and December 31, 2012 was $3,500 and $15,000, respectively.

Energy Today, Inc.
(Formerly Yellow7, Inc.)
Notes to Financial Statements
March 31, 2013

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

Energy Today, Inc.
(Formerly Yellow7, Inc.)
Notes to Financial Statements
March 31, 2013

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) per Common Share
Basic net income (loss) per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net income (loss) per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options, and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at March 31, 2013.

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

Recent Accounting Pronouncements
There are no recent accounting pronouncements that apply to the Company.

Note 2.  FURNITURE AND EQUIPMENT

	March 31, 2013	December 31, 2012

Vehicles	$158,523	$158,523
Equipment	21,154	21,154
Furniture and fixtures	9,070	9,070
	188,747	188,747
Accumulated depreciation	(74,296)	(67,038)
	$114,451	$121,709

Depreciation expense was $7,258 and $5,475 for the three months ended March 31, 2013 and  2012, respectively.

Energy Today, Inc.
(Formerly Yellow7, Inc.)
Notes to Financial Statements
March 31, 2013

NOTE 3.  INTANGIBLE ASSET

On March 25, 2013, the Company acquired the right purchase 100% of the outstanding common stock of Kuma Oil, a Russian corporation, from its parent company, QED, Inc., for 54,609,700 shares of its common stock.  (See note 6)

Note 4.  LOANS PAYABLE - STOCKHOLDERS

During the period ended March 31, 2013, two stockholders and former officers of the Company lent the Company approximately $29,000 of this amount, approximately $21,000 was repaid.  The loans bear no interest and are due on demand.

During the period ended March 31, 2013, QED, Inc. ("the Parent") lent the Company approximately $15,000 to pay certain expenses.  The loan bears no interest and is due on demand.

Note 5.  LOANS PAYABLE

At March 31, 2013 and December 31, 2012, the Company was obligated for the following loans:

	March 31, 2013	December 31, 2012

4.90% Loan payable due in 60 equal monthly installments of $1,068 through December 2016; secured by vehicle	$43,801	$46,716

4.90% Loan payable due in 60 equal monthly installments of $1,031 through December 2016; secured by vehicle	42,276	45,088

8.00% Loan payable due in 144 equal monthly installments of $383 through October 2020; secured by motor home	28,491	28,491
	114,568	120,295
Less current portion	(23,845)	(23,536)
	$90,723	$96,759

Energy Today, Inc.
(Formerly Yellow7, Inc.)
Notes to Financial Statements
March 31, 2013

Note 6. STOCKHOLDERS' EQUITY

On March 20, 2012, the Board of Directors increased the authorized number of common shares to 250,000,000.

On March 25, 2013, the Company acquired the right purchase 100% the outstanding common stock of Kuma Oil, a Russian corporation, from its parent company, QED, Inc., for 54,609,700 shares of its common stock.  The stock was valued at its fair value of $0.0151 per share, or $82,500.  The Company is currently in the process of raising the needed capital to complete the acquisition and expects to acquire Kuma Oil during the quarter ending June 30, 2013.

Note 7.  RELATED PARTY TRANSACTIONS

In November 2011, the Company signed a five year lease for its offices with a managing member of the Company.  The lease, which terminates in October 2016, calls for monthly rental payments of $3,337.  Rent expense for the quarters ended March 31, 2013 and 2012 was $9,900 and $10,850, respectively.

Future minimum annual rentals under the terms of this lease are as follows:

Year	Amount
2013	$30,033
2014	40,044
2015	40,044
2016	40,044
2016	33,370
$183,535

On March 25, 2013, the Company acquired the right purchase 100% of the outstanding common stock of Kuma Oil, a Russian corporation, from its parent company, QED, Inc. (See note 6)

Note 8.  SUBSEQUENT EVENT

In April 2013, the Company declared a 5,000:1 reverse split.

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

Since incorporation, the Company has financed its operations through private investment. As of March 31, 2013, we had revenues of $192,400 and had total expenses of $197,278 as compared to revenues of $205,708 and expenses of  $187,708 for the period March 31, 2012. As of March 31, 2013 we had net loss of $(12,340) as compared to net  loss of $(5,605) for the period ended March 31, 2012.

Results of Operations

As of March 31, 2013, the Company reported a decrease in revenues compared to the period ended March 31, 2012.

As of March 31, 2013 we have decrease in business. We expect our business to grow as corporate profits increase based on the fact that many businesses’ profits are advertising driven.

To date, the Company has successfully implemented its business plan and is attempting to secure additional funding to continue the expansion process into the medical and mobile industries. The Company intends to continue developing its own internet properties including lead generation websites, social communities, and directory services targeting specific industries. Management believes there is a current trend for increased advertising and web development related services based upon recent increased corporate profits.   Most businesses rely on advertising of some sort to increase their respective revenue models.  Web development and on-line marketing services are the Company’s primary sources of revenue and management expects these numbers to increase as economic growth increases.  The following represents the approximate percentage of revenue attributed to each service provided by the Company for the period ended March 31, 2013.

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

The Company’s ability to expand operations is somewhat dependent upon capital to hire additional sales representatives without additional capital. If the company does not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing. Company can not assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.

Company management may incur software development costs within the next 12 months.

Company currently does not own any significant plant or equipment that it would seek to sell in the near future.

Company management anticipates hiring employees or independent contractors over the next 12 months as needed. Currently, the Company believes the services provided by its officers and directors appear sufficient at this time.

The Company has no plans to seek a business combination with another entity in the foreseeable future, however, may entertain strategic acquisitions in the marketing and advertising sector which compliments its business plan.

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

Cash Flows from Investing Activities

We made no investments as of March 31, 2013.

Intangible Assets

On March 25, 2013, the Company acquired the right purchase 100% of the outstanding common stock of Kuma Oil, a Russian corporation, from its parent company, QED, Inc., for 54,609,700 shares of its common stock.  (See note 6)

Material Commitments

There were no material commitments for the period March 31, 2012 through March 31, 2013.

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

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from March 31, 2012 through March 31, 2013.

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

Energy Today, Inc.
(Registrant)

May 20, 2013	By:	/s/ Tom Makmann
Tom Makmann
Chief Executive Officer

INDEX TO EXHIBITS

No.	Exhibit
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002