Form 10-Q/A
period 2013-03-31
ENERGY TODAY, INC.
filed 2013-05-23
CIK 1499618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Amendment No. 1

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Energy Today, Inc.
( Exact name of registrant as specified in its charter)

Texas	333-170578	61-155055
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

373 South Willow St., #254, Manchester, NH 03103
 (Address of principal executive offices) (Zip Code)

(603)-425-8933
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

Explanatory Note

Energy Today, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ending March 31, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 20, 2013 (the “Original Filing Date”). Due to a scrivener’s error, Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. The revision to Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (Extensible Business Reporting Language):

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

*
Previously filed or furnished, as applicable, with or incorporated by reference in, the Company’s  quarterly report on Form 10-Q for the period ended March 31, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on  May 20, 2013.

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

Energy Today, Inc.

Date: May 21, 2013	By:	/s/ Tom Makmann
Tom Makmann
Chief Executive Officer (Duty Authorized Officer, Principle Executive Officer and Principal Financial Officer)